Form 10-Q
period 2006-07-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2006-09-14
CIK 1353615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

_________________

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006

or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 001-32907

CurrencyShares Swiss Franc Trust
Sponsored by Rydex Specialized Products LLC,
d/b/a Rydex Investments
(Exact name of registrant as specified in its charter)

New York	No. 20-4686336
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

9601 Blackwell Road, Suite 500
Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No       .

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer        Accelerated filer        Non-accelerated filer   X

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X  .

CURRENCYSHARES SWISS FRANC TRUST
INDEX

Item 1.      FINANCIAL STATEMENTS

CurrencyShares Swiss Franc Trust

Statements of Financial Condition

(Unaudited)

	July 31, 2006	June 8, 2006 [Date of Inception]
Assets
Current Assets
Swiss Franc deposits	$12,184,225	$81
Receivable from accrued interest	8,939	--

Total Assets	$12,193,164	$81

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$4,140	$--

Total Liabilities	4,140	--
Commitments and Contingent Liabilities (note 7)	--	--
Redeemable Capital Shares, at redemption value, no par value,
12,500,000 authorized - 150,000 issued and outstanding	12,189,024	81
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$12,193,164	$81

See Notes to Financial Statements.

CurrencyShares Swiss Franc Trust

Statement of Income and Comprehensive Income

(Unaudited)

June 8, 2006 [Date of Inception] to July 31, 2006
Income
Interest income	$12,055

Total Income	12,055
Expenses
Sponsor’s fee	(4,789)

Total Expenses	(4,789)
Net Income	$7,266

Other Comprehensive Income
Currency translation adjustment	29

Total Comprehensive Income	$7,295

Earnings per share	$0.06
Weighted-average Shares Outstanding	113,889
Cash Dividends per Share	$0.02

See Notes to Financial Statements.

CurrencyShares Swiss Franc Trust

Statement of Changes in Shareholders’ Equity

(Unaudited)

June 8, 2006 [Date of Inception] to July 31, 2006
Retained Earnings Balance, Beginning of Period	$--
Net Income	7,266
Dividends from Net Investment Income	(2,487)
Adjustment of redeemable capital shares to redemption value	(4,779)

Retained Earnings Balance, End of Period	$--

Cumulative Translation Adjustment, Beginning of Period	$--
Currency translation adjustment	29
Adjustment of redeemable capital shares to redemption value	(29)

Cumulative Translation Adjustment, End of Period	$--

See Notes to Financial Statements.

CurrencyShares Swiss Franc Trust

Statement of Cash Flows

(Unaudited)

June 8, 2006 [Date of Inception] to July 31, 2006
Cash flows from operating activities
Cash received for interest income	$3,152
Cash paid for expenses	(665)

Net cash provided by operating activities	2,487
Cash flows from financing activities
Cash received on issuance of redeemable shares	12,135,486
Cash paid to redeem redeemable shares	(81)
Cash paid for distributions	(2,487)

Net cash provided by financing activities	12,132,918
Increase in cash	12,135,405
Cash at beginning of period	81
Adjustment to period cash flows due to currency movement	48,739

Cash at end of period	$12,184,225

Reconciliation of net income to net cash provided by operating activities
Net income	$7,266
Adjustments to reconcile net income to net cash provided
by operating activities
Increase in receivable from accrued interest	(8,939)
Currency translation adjustment	20
Increase in accrued sponsor fee	4,140

Net cash provided by operating activities	$2,487

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1. Organization and Description of the Trust

        The CurrencyShares Swiss Franc Trust (the “Trust”) was formed under the laws of the state of New York on June 8, 2006 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 Swiss Francs in the Trust’s primary deposit account held by JPMorgan Chase Bank N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is PADCO Advisors II, Inc. (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of the Bank of New York (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

        The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the Swiss Franc. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swiss Franc. The Trust’s assets primarily consist of Swiss Francs on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which earns interest and a secondary deposit account which does not earn interest. The secondary deposit account is used only in connection with mid-month creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is used to account for interest that has been earned on the primary deposit account during the month but not yet paid and to receive interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to shareholders on a monthly basis.

        The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. The balance sheet as of June 8, 2006 is derived from audited financial statements. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the registration statement on Form S-1 as filed on June 13, 2006.

2. Significant Accounting Policies

A. Swiss Franc Deposits

        Swiss Franc Deposits consist of a Swiss Franc-denominated, interest-bearing demand account and a Swiss Franc-denominated, non-interest-bearing account.

	Period from June 8, 2006 [Date of Inception] to July 31, 2006
	Swiss Franc Amount	US Dollar Amount
Opening balance	100	$81
Currency value of Swiss Francs redeemed	(100)	(81)
Currency value of Swiss Francs deposited	15,000,000	12,135,486
Adjustment to period cash flows due to currency
movement	--	48,739

Ending Balance	15,000,000	$12,184,225

B. Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

C. Foreign Currency Translation

        The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 3. For NAV calculation purposes, Swiss Franc Deposits (cash) are translated at the Noon Buying Rate, which is the Swiss Franc/U.S. dollar (“USD”) exchange rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the New York Stock Exchange (“NYSE”) is open for regular trading.

        The functional currency of the Trust is the Swiss Franc in accordance with Financial Accounting Standard (“FAS”) 52, Foreign Currency Translation. For financial statement reporting purposes, the U.S. dollar is the reporting currency. As a result, the financial statements are translated from Swiss Francs to USD. The Noon Buying Rate on the last day of the period is used for translation in the statements of financial condition. The average Noon Buying Rate for the period is used for translation in the statements of income and comprehensive income and the statement of cash flows. Any currency translation adjustment is included in comprehensive income.

D. Federal Income Taxes

        The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are “passed through” to the holders of Shares (“Shareholders”) of the Trust.

        Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro-rata share of the assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro-rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro-rata shares of the Trust’s expenses. The acquisition of Shares by a U.S. Shareholder as part of a creation of a Basket will not be a taxable event to the Shareholder.

        The Sponsor’s fee accrues daily and is payable monthly. For U.S. federal income tax purposes, an accrual-basis U.S. Shareholder generally will be required to take into account as an expense its allocable share of the USD-equivalent of the amount of the Sponsor’s fee that is accrued on each day, with such USD-equivalent being determined by the currency exchange rate that is in effect on the respective day. To the extent that the currency exchange rate on the date of payment of the accrued amount of the Sponsor’s fee differs from the currency exchange rate in effect on the day of accrual, the U.S. Shareholder will recognize a currency gain or loss for U.S. federal income tax purposes.

        The Trust does not expect to generate taxable income except for gain (if any) upon the sale of Swiss Francs and interest income. A non-U.S. Shareholder generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of Swiss Franc by the Trust, unless: (1) the non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

        A non-U.S. Shareholder’s share of any interest income earned by the Trust generally will not be subject to U.S. federal income tax unless the Shares owned by such non-U.S. Shareholder are effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

E. Revenue Recognition

        Interest on the primary deposit account accrues daily as earned and is received on a monthly basis.

F. Dividends

        To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Swiss Francs. The Trustee will direct that the excess Swiss Francs be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on pro rata basis (in accordance with the number of Shares that they own).

3. Redeemable Capital Shares

        Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets of 50,000 Shares in exchange for Swiss Francs. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a DTC participant that is a registered broker-dealer or other institution eligible to settle securities transactions though the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in the prescribed aggregations of 50,000-Share Baskets.

        Due to expected continuing creations and redemptions of Baskets and the three-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital shares at redemption value are recorded against retained earnings, or, in the absence of retained earnings, by charges against the cumulative translation adjustment.

        Activity in redeemable capital Shares is as follows:

	Period from June 8, 2006 [Date of Inception] to July 31, 2006
	Shares	US Dollar Amount
Opening balance	1	$81
Shares redeemed	(1)	(81)
Shares issued	150,000	12,135,486
Adjustment to period Shares due to currency
movement and other	--	53,538

Ending Redemption Balance	150,000	$12,189,024

        The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Swiss Francs held by the Trust (including all unpaid interest accrued through the preceding day) and calculates the value of the Swiss Francs in USD based upon the Noon Buying Rate. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. In the event that the Trustee and the Sponsor determine that the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate is not an appropriate basis for valuation of the Trust’s Swiss Francs, they shall determine an alternative basis for such evaluation to be employed by the Trustee. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

4. Sponsor’s Fee

        The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

        The Sponsor assumes and pays the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, NYSE listing fees, SEC registration fees, typical maintenance and transaction fees of the Depository, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the Shares, which were approximately $229,000 when the Trust was formed.

        In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

5. Related Parties

        The Sponsor is a related party of the Trust. The Sponsor oversees the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor has paid the costs of the Trust’s organization and the initial sales of the Shares, as described in Note 4.

6. Concentration Risk

        All of the Trust’s assets are Swiss Francs, which creates a concentration risk associated with fluctuations in the price of the Swiss Franc. Accordingly, a decline in the price of the Swiss Franc to USD exchange rate will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of the Swiss Franc include national debt levels and trade deficits, domestic and foreign inflation rates, domestic and foreign interest rates, investment and trading activities of institutions and global or regional political, economic or financial events and situations. Substantial sales of Swiss Francs by the official sector (central banks, other governmental agencies and related institutions that buy, sell and hold Swiss Francs as part of their reserve assets) could adversely affect an investment in the Shares.

7. Commitments and Contingencies

        Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information and Risk Factors

        This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are predictions and actual events or results may differ materially from those expressed in our forward-looking statements. Risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements. These uncertainties and other factors include, but are not limited to, the following:

        The value of the Shares relates directly to the value of the Swiss Franc held by the Trust and fluctuations in the price of Swiss Franc could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Prospectus for a description of other risks and uncertainties that may affect an investment in the Shares.

        The discussion and analysis which follows may contain statement that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. Neither the Sponsor nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

        CurrencyShares Swiss Franc Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Trust issues shares (the “Shares”) in blocks of 50,000 each (a “Basket”) in exchange for deposits of Swiss Franc and distributes Swiss Franc in connection with the redemption of Baskets.

        The Trust is a passive investment vehicle. The Trust does not have any officers, directors, or employees. The investment objective of the Trust is for the Shares to reflect the price of Swiss Franc plus accrued interest, less the expenses of the Trust’s operations. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of Swiss Franc.

        The Shares of the Trust began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “FXF” on June 26, 2006. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

Definition of Net Asset Value, Valuation of Swiss Franc

        The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars, of the Trust’s assets. To calculate the NAV, the Trustee adds to the amount of Swiss Franc in the Trust at the end of the preceding business day accrued but unpaid interest, Swiss Franc receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swiss Franc payable under pending redemption orders and other Trust expenses and liabilities, if any.

        The NAV is expressed in US Dollars (“USD”) based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the trust divided by the number of outstanding Shares.

        The Sponsor publishes the NAV and NAV per Share on each day that the NYSE is open for regular trading on the Trust’s website, www.currencyshares.com.

        The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE as of the Noon Buying Rate versus the corresponding Swiss Franc (expressed as a multiple of 100 Swiss Franc – Noon Buying Rate x 100):

Liquidity

        The Sponsor is not aware of any trends, demands, conditions or events that are reasonable likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2006 was an annual nominal rate of 0.88%. The following chart provides the daily rate paid by the Depository since the Trust’s Shares began trading on the NYSE:

        In exchange for a fee, the Sponsor agreed to assume most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Bank of New York as Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus any other Trust expenses. When interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Historical distributions are as follows:

FXF Distribution History
Date	Value	NAV	Yield	Annualized Yield
7/3/2006	$ 0.01673	$ 81.62	0.02%	0.23%

Critical Accounting Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Sponsor’s management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period.

        In addition to the description below and for further descriptions, please refer to Note 2 to the consolidated financial statements for further discussion of our accounting policies.

        The Trustee calculates the Trust’s NAV each business day. For NAV calculation purposes, Swiss Franc Deposits (cash) are translated at the Noon Buying Rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the NYSE is open for regular trading.

        The functional currency of the Trust is the Swiss Franc in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

        The Trust was formed on June 8, 2006, when the Sponsor deposited 100 Swiss Franc with the Depository in exchange for one share. The Depository received 15,000,000 Swiss Franc on behalf of the Trust in exchange for 150,000 Shares on June 21, 2006. Trading in the Shares of the Trust on the NYSE commenced on June 26, 2006. Through July 31, 2006 no additional shares had been created and the seed capital of 100 Swiss Franc had been redeemed.

        As of July 31, 2006 the amount of Swiss Franc owned by the Trust was 15,000,000 resulting in a value of $ 12,189,024, based on the NAV on July 31, 2006.

Movements in the Price of Swiss Franc

        The investment objective of the Trust is for the Shares to reflect the price of the Swiss Franc. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swiss Franc. Each outstanding Share represents a proportional interest in the Swiss Franc held by the Trust. The following chart provides recent trends on the price of Swiss Franc. The chart illustrates movements in the price of Swiss Franc in USD per Swiss Franc during the period from August 1, 2005 to July 31, 2006, and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York:

Historical values of the Noon Buying can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

Item 4. CONTROLS AND PROCEDURES

        The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2006. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this quarterly report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings

        None.

Item 1A.      Risk Factors

        This item requires disclosure of any material changes from the risk factors previously disclosed in a registrant’s most recent Form 10-K. The Trust was formed on June 8, 2006 and has not yet filed a Form 10-K. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on June 13, 2006 (File No. 333-132364) (the “Registration Statement”).

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

        (a)        On June 8, 2006, the Sponsor deposited 100 Swiss Francs in the Trust’s primary deposit account in exchange for one Share, solely for purposes of forming the Trust and preparing audited financial statements in the Registration Statement. The Sponsor redeemed the Share for 100 Swiss Francs immediately after the Registration Statement was declared effective.

        (b)        Not applicable.

        (c)        On June 14, 2006, the Trust’s Registration Statement was declared effective and the Sponsor redeemed for 100 Swiss Francs the Share it received when it deposited 100 Swiss Francs in the primary deposit account to form the Trust. No other Shares have been redeemed through July 31, 2006.

Item 3.      Defaults upon Senior Securities

        None.

Item 4.      Submission of Matters to a Vote of Security Holders

        None.

Item 5.      Other Information

        None.

Item 6.      Exhibits

Number	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF CURRENCYSHARES SWISS FRANC TRUST
Date: September 14, 2006	By: /s/ NICK BONOS
Nick Bonos
Chief Financial Officer
(principal financial officer)