Form 10-Q
period 2007-04-30
CURRENCYSHARES SWISS FRANC TRUST
filed 2007-06-14
CIK 1353615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

or

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X  .

CURRENCYSHARESSM SWISS FRANC TRUST
INDEX

Caption	Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Statements of Financial Condition at April 30, 2007 (unaudited) and October	2
31, 2006
Statement of Income and Comprehensive Income for the three months ended	3
April 30, 2007 (unaudited) and the six months ended April 30, 2007 (unaudited)
Statement of Changes in Shareholders' Equity for the six months ended April	4
30, 2007 (unaudited) and the period from June 8, 2006 (date of inception) to
October 31, 2006
Statement of Cash Flows for the six months ended April 30, 2007 (unaudited)	5
Notes to Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and	11
Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Items 4. Controls and Procedures	15
Part II OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	17
SIGNATURES	18

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Swiss Franc Trust
Statements of Financial Condition

	April 30, 2007 (Unaudited)	October 31, 2006
Assets
Current Assets
Swiss Franc deposits, interest bearing	$82,891,247	$24,146,813
Swiss Franc deposits, non-interest bearing	151	2,572
Receivable from accrued interest	118,108	20,845

Total Assets	$83,009,506	$24,170,230

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor's fee	$27,225	$6,927

Total Liabilities	27,225	6,927
Commitments and Contingent Liabilities (note 7)	--	--
Redeemable Capital Shares, at redemption value, no par value, 12,500,000 authorized -
1,000,000 and 300,000 issued and outstanding, respectively	82,982,281	24,163,303
Shareholders’ Equity - Retained Earnings and Cumulative Translation Adjustment	--	--

Total Liabilities and Shareholders' Equity	$83,009,506	$24,170,230

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust
Statement of Income and Comprehensive Income
(Unaudited)

	Three months ended April 30, 2007	Six months ended April 30, 2007
Income
Interest income	$265,031	$381,022

Total Income	265,031	381,022
Expenses
Sponsor’s fee	62,142	94,946

Total Expenses	62,142	94,946
Net Income	$202,889	$286,076

Other Comprehensive Income
Currency translation adjustment	2,775	1,641

Total Comprehensive Income	$205,664	$287,717

Earnings per share	$0.25	$0.48
Weighted-average Shares Outstanding	803,371	601,381
Cash Dividends per Share	$0.21	$0.40

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust
Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2007 (Unaudited)	June 8, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	286,076	34,170
Distributions Paid	(240,246)	(22,855)
Adjustment of redeemable capital shares to redemption value	(45,830)	(11,315)

Retained Earnings Balance, End of Period	--	--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	1,641	(11)
Adjustment of redeemable capital shares to redemption value	(1,641)	11

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust
Statement of Cash Flows
(Unaudited)

Six months ended April 30, 2007
Cash flows from operating activities
Cash received for accrued income	$85,517
Cash paid for expenses	(75,095)

Net cash provided by operating activities	210,422
Cash flows from financing activities
Cash received to purchase redeemable shares	61,179,773
Cash paid to redeem redeemable shares	(4,079,435)
Cash paid for distributions	(240,246)

Net cash provided by financing activities	56,860,092
Adjustment to period cash flows due to currency movement	1,671,499

Increase in cash	58,742,013
Cash at beginning of period	24,149,385

Cash at end of period	$82,891,398

Reconciliation of net income to net cash provided by operating activities
Net income	$286,076
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(118,108)
Decrease in prior period receivable from accrued interest	20,845
Currency translation adjustment	1,311
Increase in accrued sponsor fee	27,225
Decrease in prior period accrued sponsor fee	(6,927)

Net cash provided by operating activities	$210,422

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the Swiss Franc plus accrued interest less Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swiss Francs. The Trust’s assets primarily consist of Swiss Francs on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which earns interest and a secondary deposit account which does not earn interest. The secondary deposit account is used only in connection with mid-month creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is used to account for interest that has been earned on the primary deposit account during the month but not yet paid and to receive interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Trust’s Annual Report on Form 10-K filed on January 29, 2007.

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

C. Federal Income Taxes

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are “passed through” to the Shareholders.

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Swiss Francs effective on the first business day of the subsequent month. The Trustee will direct that the excess Swiss Francs be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of April, 2007, an income distribution of $0.09093 per share was paid on May 8, 2007.

3. Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc -denominated, interest-bearing demand account. For the six months ending April 30, 2007, there were Swiss Franc principal deposits of 75,000,000 and Swiss Franc principal redemptions of 5,000,000 resulting in an ending Swiss Franc principal balance of 100,000,000. This equates to 82,891,247 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were Swiss Franc principal deposits of 30,000,000 and Swiss Franc principal redemptions of 100 resulting in an ending Swiss Franc principal balance of 30,000,000. This equated to 24,146,813 USD. In addition, net interest associated with creation and redemption activity is held in a Swiss Franc -denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

4. Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Swiss Francs. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a DTC participant that is a registered broker-dealer or other institution eligible to settle securities transactions though the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2007		Period from June 8, 2006 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	300,000	$24,163,303	1	$81
Shares issued	750,000	61,179,773	300,000	24,159,770
Shares redeemed	(50,000)	(4,079,435)	(1)	(81)
Adjustment to period Shares due to currency
movement and other	--	1,718,640	--	3,533

Ending redemption balance	1,000,000	$82,982,281	300,000	$24,163,303

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

8. Commitments and Contingencies

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred..

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

The value of the Shares relates directly to the value of the Swiss Francs held by the Trust and fluctuations in the price of the Swiss Franc could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Prospectus for a description of other risks and uncertainties that may affect an investment in the Shares.

The discussion and analysis which follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases that signify forward-looking statements. Neither Rydex Specialized Products d/b/a Rydex Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. Further, these forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

Trust Overview

CurrencySharesSM Swiss Franc Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Trust issues shares (the “Shares”) in blocks of 50,000 (each, a “Basket”) in exchange for deposits of Swiss Francs and distributes Swiss Francs in connection with the redemption of Baskets.

The Trust is a passive investment vehicle. The Trust does not have any officers, directors or employees. The investment objective of the Trust is for the Shares to reflect the price of the Swiss Franc plus accrued interest, less the expenses of the Trust’s operations. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Swiss Franc.

The Shares began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “FXF” on June 26, 2006. Investing in the Shares does not insulate the investor from certain risks, including price volatility.

Definition and Calculation of Net Asset Value

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, The Bank of New York (the “Trustee”) adds to the amount of Swiss Francs in the Trust at the end of the preceding business day accrued but unpaid interest, Swiss Franc receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swiss Franc payable under pending redemption orders and other Trust expenses and liabilities, if any.

The NAV is expressed in USD based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Federal Reserve Bank of New York determination of the Noon Buying Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

The Sponsor publishes the NAV and NAV per Share on the Trust’s website, www.currencyshares.com, each day that the NYSE is open for regular trading.

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE as of the Noon Buying Rate versus the corresponding Swiss Francs (expressed as a multiple of 100 Swiss Francs – Noon Buying Rate x 100):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of April 30, 2007 was an annual nominal rate of 1.67%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month and other Trust expenses. When interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Historical distributions are as follows:

FXF Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/2/07	$ 0.0924	$ 82.39	0.11%	1.30%
3/1/07	$ 0.0759	$ 81.80	0.09%	1.19%
2/1/07	$ 0.0763	$ 80.47	0.09%	1.10%
1/3/07	$ 0.0678	$ 81.55	0.08%	0.97%
12/1/06	$ 0.0632	$ 83.71	0.08%	0.91%
11/1/06	$ 0.0549	$ 80.43	0.07%	0.79%
10/2/06	$ 0.0409	$ 80.48	0.05%	0.61%
9/1/06	$ 0.0359	$ 81.25	0.04%	0.51%
8/1/06	$ 0.0320	$ 81.19	0.04%	0.46%
7/3/06	$ 0.0167	$ 81.62	0.02%	0.74%

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

The functional currency of the Trust is the Swiss Franc in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006, when the Sponsor deposited 100 Swiss Franc with the Depository in exchange for one Share. The Depository received 15,000,000 Swiss Francs on behalf of the Trust in exchange for 150,000 Shares on June 21, 2006. Trading in the Shares of the Trust on the NYSE commenced on June 26, 2006. Through April 30, 2007 an additional 900,000 Shares had been created in exchange for 90,000,000 Swiss Francs; 50,000 Shares had been redeemed in exchange for 5,000,000 Swiss Francs in addition to the seed capital of 100 Swiss Francs.

As of April 30, 2007 the number of Swiss Francs owned by the Trust was 100,000,000, resulting in a value of $82,982,281, based on the NAV on April 30, 2007.

Movements in the Price of Swiss Franc

The investment objective of the Trust is for the Shares to reflect the price of the Swiss Franc plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swiss Francs. Each outstanding Share represents a proportional interest in the Swiss Francs held by the Trust. The following chart provides recent trends on the price of the Swiss Franc. The chart illustrates movements in the price of the Swiss Franc in USD during the period from August 1, 2005 to April 30, 2007, and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York.

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 29, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the fiscal quarter ended April 30, 2007, one Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2007 - 02/28/2007	50,000	$81.08059
03/01/2007 - 03/31/2007	--	--
04/01/2007 - 04/30/2007	--	--

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF CURRENCYSHARESSM SWISS FRANC TRUST
Date: June 11, 2007	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)