Form 10-Q
period 2007-07-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2007-09-14
CIK 1353615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

or

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 001-32907

CurrencyShares SM Swiss Franc Trust
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No ___.

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer   X

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No   X  .

CURRENCYSHARESSM SWISS FRANC TRUST
INDEX

Item 1.   FINANCIAL STATEMENTS

CurrencySharesSM Swiss Franc Trust

Statements of Financial Condition

	July 31, 2007 (Unaudited)	October 31, 2006
Assets
Current Assets
Swiss Franc deposits, interest bearing	$91,506,530	$24,146,813
Swiss Franc deposits, non-interest bearing	8,034	2,572
Subscription receivable	8,330,050	--
Receivable from accrued interest	145,089	20,845

Total Assets	$99,989,703	$24,170,230

Liabilities and Shareholders' Equity
Current Liabilities
Accrued Sponsor's fee	$29,105	$6,927

Total Liabilities	29,105	6,927
Commitments and Contingent Liabilities (note 7)	--	--
Redeemable Capital Shares, at redemption value, no par value,
12,500,000 authorized - 1,200,000 and 300,000 issued and outstanding,
respectively	99,960,598	24,163,303
Shareholders' Equity - Retained Earnings and Cumulative Translation
Adjustment	--	--

Total Liabilities and Shareholders' Equity	$99,989,703	$24,170,230

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2007	Nine months ended July 31, 2007	June 8, 2006 [Date of Inception] to July 31, 2006
Income
Interest income	$391,697	$772,719	$10,470

Total Income	391,697	772,719	10,470

Expenses
Sponsor's fee	(83,466)	(178,412)	(4,789)

Total Expenses	(83,466)	(178,412)	(4,789)

Net Income	$308,231	$594,307	$5,681

Other Comprehensive Income
Currency translation adjustment	4,744	6,384	23

Total Comprehensive Income	$312,975	$600,691	$5,704

Earnings per share	$0.30	$0.80	$0.05
Weighted-average Shares Outstanding	1,018,478	741,941	113,889
Cash Dividends per Share	$0.28	$0.71	$0.02

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2007 (Unaudited)	June 8, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	594,307	34,170
Distributions Paid	(523,714)	(22,855)
Adjustment of redeemable capital shares to redemption value	(70,593)	(11,315)

Retained Earnings Balance, End of Period	--	--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	6,384	(11)
Adjustment of redeemable capital shares to redemption value	(6,384)	11

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2007	June 8, 2006 [Date of Inception] to July 31, 2006
Cash flows from operating activities
Cash received for accrued income	$650,361	$1,568
Cash paid for expenses	(156,668)	(665)

Net cash provided by operating activities	493,693	903

Cash flows from financing activities
Cash received to purchase redeemable shares	69,454,185	12,137,070
Cash paid to redeem redeemable shares	(4,086,098)	(81)
Cash paid for distributions	(523,714)	(2,487)

Net cash provided by financing activities	64,844,373	12,134,502

Adjustment to period cash flows due to currency movement	2,027,113	48,739

Increase in cash	67,365,179	12,184,144
Cash at beginning of period	24,149,385	81

Cash at end of period	$91,514,564	$12,184,225

Reconciliation of net income to net cash provided by
operating activities

Net income	$594,307	$5,681
Adjustments to reconcile net income to net cash provided by
operating activities
Increase in receivable from accrued interest	(145,089)	(8,939)

Decrease in prior period receivable from accrued interest	20,845	--
Currency translation adjustment	1,452	21
Increase in accrued sponsor fee	29,105	4,140
Decrease in prior period accrued sponsor fee	(6,927)	--

Net cash provided by operating activities	$493,693	$903

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

E. Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Swiss Francs effective on the first business day of the subsequent month. The Trustee will direct that the excess Swiss Francs be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July 2007, an income distribution of $0.11273 per share was paid on August 8, 2007.

3. Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. For the nine months ending July 31, 2007, there were Swiss Franc principal deposits of 85,000,000 and Swiss Franc principal redemptions of 5,000,000 resulting in an ending Swiss Franc principal balance of 110,000,000. This equates to 91,506,530 USD. As of July 31, 2007 there are 10,000,000 Swiss Franc principal deposits receivable which equates to 8,318,775 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were Swiss Franc principal deposits of 30,000,000 and Swiss Franc principal redemptions of 100 resulting in an ending Swiss Franc principal balance of 30,000,000. This equated to 24,146,813 USD. In addition, net interest associated with creation and redemption activity is held in a Swiss Franc -denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2007		Period from June 8, 2006 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount

Opening balance	300,000	$24,163,303	1	$81
Shares issued	950,000	77,631,853	300,000	24,159,770
Shares redeemed	(50,000)	(4,086,098)	(1)	(81)
Adjustment to period Shares due to
currency movement and other	--	2,251,540	--	3,533

Ending redemption balance	1,200,000	$99,960,598	300,000	$24,163,303

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Trust Overview

CurrencySharesSM Swiss Franc Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Trust issues shares (the “Shares”) in blocks of 50,000 each (a “Basket”) in exchange for deposits of Swiss Francs and distributes Swiss Francs in connection with the redemption of Baskets.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2007 was an annual nominal rate of 2.07%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXF Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
7/2/2007	$ 0.09976	$ 82.57	0.12%	1.47%
6/1/2007	$ 0.09383	$ 81.32	0.12%	1.36%
5/1/2007	$ 0.09093	$ 82.30	0.11%	1.34%

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

The functional currency of the Trust is the Swiss Franc in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006, when the Sponsor deposited 100 Swiss Franc with the Depository in exchange for one Share. The Depository received 15,000,000 Swiss Francs on behalf of the Trust in exchange for 150,000 Shares on June 21, 2006. Trading in the Shares of the Trust on the NYSE commenced on June 26, 2006. Through July 31, 2007 an additional 1,100,000 Shares had been created in exchange for 110,000,000 Swiss Francs; in addition to the seed capital of 100 Swiss Francs, 50,000 Shares had been redeemed in exchange for 5,000,000 Swiss Francs.

As of July 31, 2007 the number of Swiss Francs owned by the Trust was 120,000,000 resulting in a USD value of $99,960,598 based on the NAV on July 31, 2007.

Movements in the Price of Swiss Franc

The investment objective of the Trust is for the Shares to reflect the price of the Swiss Franc plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swiss Francs. Each outstanding Share represents a proportional interest in the Swiss Francs held by the Trust. The following chart provides recent trends on the price of the Swiss Franc. The chart illustrates movements in the price of the Swiss Franc in USD during the period from August 1, 2005 to July 31, 2007, and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York.

Historical values of the Noon Buying Rate can be obtained at
http://www.ny.frb.org/markets/fxrates/noon.cfm.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4T. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

RYDEX SPECIALIZED PRODUCTS LLC
D/B/A RYDEX INVESTMENTS,
SPONSOR OF CURRENCYSHARESSM SWISS FRANC TRUST
Date: September 14, 2007	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)