Form 10-K
period 2007-10-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2007-12-28
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐.

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

Large accelerated filer  ☐            Accelerated filer   ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒.

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2007 as reported by the New York Stock Exchange on that date: $82,900,000.

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

OVERVIEW

The CurrencySharesSM Swiss Franc Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Swiss Francs and distributes Swiss Francs in connection with the redemption of Baskets. The Shares trade on NYSE Arca under the ticker symbol “FXF.”

The investment objective of the Trust is for the Shares to reflect the price of Swiss Franc plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the Swiss Franc through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Swiss Franc. The Shares are bought and sold on NYSE Arca like any other exchange-listed security, except that they are traded until 4:15 PM (New York time) instead of 4:00 PM (New York time). The Shares are backed by the assets of the Trust, which does not hold or use derivative products. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, every business day.

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

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per annum in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization and the costs of the initial sale of the Shares, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. The Sponsor was paid $322,360 for the period covered by this report.

The Trustee

The Bank of New York, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Swiss Francs in the Trust at the end of the preceding day accrued but unpaid interest, Swiss Francs receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swiss Francs payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the USD/Swiss Franc exchange rate as determined by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Noon Buying Rate has not been determined and announced by 2:00 PM (New York time), then the most recent Noon Buying Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share is published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website, www.currencyshares.com.

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

The secondary deposit account is used to account for interest received and paid out on creations and redemptions of Baskets. The secondary account is also used to account for interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own).

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

THE SHARES

General

Each Share represents a proportional interest, based on the total number of Shares outstanding, in the Swiss Francs owned by the Trust, plus accrued and unpaid interest less accrued but unpaid expenses (both asset-based and non-asset based) of the Trust. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable.

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of the notice, the Sponsor may remove the Trustee. The holders of at least 66-2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

AVAILABILITY OF SEC REPORTS AND OTHER INFORMATION

The Sponsor, on behalf of the Trust, files quarterly and annual reports and other information with the SEC. The reports and other information can be accessed through the Trust’s website at www.currencyshares.com.

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

Investors should be aware that a gradual decline in the amount of Swiss Francs represented by the Shares may occur regardless of whether the trading price of the Shares rises or falls in response to changes in the price of Swiss Francs. The estimated ordinary operating expenses of the Trust, which accrue daily, are described in “Business – The Trust – Trust Expenses.”

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

As interests in a grantor trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a business corporation, including, for example, the right to bring “oppression” or “derivative” actions. Apart from the rights afforded to them by federal and state securities laws, Shareholders have only those rights relative to the Trust, the Trust property and the Shares that are set forth in the Depositary Trust Agreement. In this connection, the Shareholders have limited voting and distribution rights. They do not have the right to elect directors. See “Business – The Shares – Limited Rights” for a description of the limited rights of the Shareholders.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Swiss Franc in the primary deposit account of the Trust. Interest on the primary deposit account accrues daily and is paid monthly. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Swiss Franc to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

The Depository owes no fiduciary duties to the Trust or the Shareholders, is not required to act in their best interest and could resign or be removed by the Sponsor, which would trigger early termination of the Trust.

The Depository is not a trustee for the Trust or the Shareholders. As stated above, the Depository is not obligated to maximize the interest rate paid to the Trust. In addition, the Depository has no duty to continue to act as the depository of the Trust. The Depository can terminate its role as depository for any reason whatsoever upon 90 days’ notice to the Trust. Such a termination might result, for example, if the Sponsor determines that the interest rate paid by the Depository is inadequate. In the event that the Depository were to resign or be removed, the Trust will be terminated.

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

If Switzerland adopts the euro as its currency, Shareholders may be unable to sell their Shares and may lose money on their investment. Furthermore, if Switzerland adopts the euro as its currency, then the Trust will terminate upon the Council of the European Union adopting an irrevocable conversion rate of Swiss Francs to euro. If this occurs, Shareholders may lose money on their investment.

If Switzerland joins the European Union, it will have the option to adopt the euro as its currency in lieu of the Swiss Franc. If Switzerland adopts the euro as its currency by official act, the value of Swiss Franc could depreciate, depending on, among other things, the relative value of the Swiss Franc and the euro, the conversion ratio of Swiss Francs per euro and the timing of the adoption of the euro. If the Swiss Franc loses value, the value of the Shares would also depreciate and Shareholders may not be able to sell their Shares. Furthermore, if Switzerland adopts the euro as its currency, then the Trust will terminate upon the Council of the European Union adopting an irrevocable conversion rate of Swiss Francs to euro. If the Trust terminates, it may liquidate at a time disadvantageous to Shareholders, such as when the price of the Swiss Franc has declined below the price prevailing when Shareholders purchased their Shares.

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

Substantial sales of Swiss Franc by the official sector could adversely affect an investment in the Shares.

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

Only Authorized Participants may create or redeem Baskets of Shares through the Trust. All other investors that desire to purchase or sell Shares must do so through the NYSE Arca or in other markets, if any, in which the Shares are traded.

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

For each of the quarters during the fiscal years ended October 31, 2007 and October 31, 2006, the high and low sale prices of the Shares as reported for NYSE transactions (prior to October 30, 2007) and NYSE Arca (on and after October 30, 2007) were as follows:

	High	Low
Fiscal Year Ended October 31, 2007:
Quarter Ended
January 31, 2007	$83.95	$79.69
April 30, 2007	$83.25	$79.89
July 31, 2007	$83.40	$80.27
October 31, 2007	$86.45	$82.09

	High	Low
Fiscal Year Ended October 31, 2006:
Quarter Ended
July 31, 2006 (beginning June 26, 2006)	$81.88	$79.80
October 31, 2006	$81.89	$78.48

The number of record holders of Shares of the registrant as of November 30, 2007 was approximately 105.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	100,000	$83.45
September	—	—
October	—	—

Item 6.	SELECTED FINANCIAL DATA

Financial highlights for the fiscal year ended October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006.

	Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Income
Interest income	$1,417,608	$55,707

Total Income	1,417,608	55,707
Expenses
Sponsor’s fee	(322,360)	(21,537)

Total Expenses	(322,360)	(21,537)
Net Income	$1,095,248	$34,170
Other Comprehensive Income
Currency translation adjustment	18,574	(11)

Total Comprehensive Income	$1,113,822	$34,159

Earnings per share	$1.10	$0.19
Weighted-average Shares Outstanding	994,247	177,397
Cash Dividends per Share	$1.04	$0.13

For the fiscal year ended October 31, 2007, total assets were $185,788,143 and net cash flows were $161,372,778.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MOVEMENTS IN THE PRICE OF THE SWISS FRANC

The investment objective of the Trust is for the Shares to reflect the price of the Swiss Franc plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swiss Francs. Each outstanding Share represents a proportional interest in the Swiss Francs held by the Trust. The following chart provides recent trends on the price of the Swiss Franc. The chart illustrates movements in the price of the Swiss Franc in USD and is based on the Noon Buying Rate as determined by the Federal Reserve Bank of New York.

Historical values of the Noon Buying Rate can be obtained at http://www.ny.frb.org/markets/fxrates/noon.cfm .

NAV PER SHARE; VALUATION OF THE SWISS FRANC

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) as of the Noon Buying Rate versus the corresponding Swiss Francs (expressed as a multiple of 100 Swiss Francs – Noon Buying Rate x 100):

LIQUIDITY

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of October 31, 2007 was an annual nominal rate of 1.68%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). Distributions paid during the current reporting period follow (annualized yield reflects the estimated annual yield an investor would receive if a monthly distribution stayed the same for the entire year going forward, and is calculated by annualizing the monthly distribution and dividing by the Trust NAV for the dates listed below):

FXF Distribution History

Date	Value	NAV	Yield	Annualized Yield
10/1/07	$0.10224	$85.60	0.12%	1.39%
9/4/07	$0.10542	$82.60	0.13%	1.48%
8/1/07	$0.11273	$83.25	0.14%	1.62%

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

The Trustee calculates the Trust’s NAV each business day. For NAV calculation purposes, Swiss Franc Deposits (cash) are translated at the Noon Buying Rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the NYSE Arca is open for regular trading.

The functional currency of the Trust is the Swiss Franc in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

RESULTS OF OPERATIONS

The Trust was formed on June 8, 2006 and the Shares commenced trading on the NYSE on June 26, 2006. As of October 31, 2006 the number of Swiss Francs owned by the Trust was 30,000,000 resulting in a redeemable capital share value of $24,163,303. During the fiscal year ended October 31, 2007 an additional 2,000,000 Shares had been created in exchange for 200,000,000 Swiss Francs; 150,000 Shares had been redeemed in exchange for 15,000,000 Swiss Francs. As of October 31, 2007 the number of Swiss Francs owned by the Trust was 215,000,000 resulting in a redeemable capital share value of $185,725,448.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on page F-1 for a list of the financial statements being filed therein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2007. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act . The Trust’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2007. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2007.

The assessment by the chief executive officer and chief financial officer of the Sponsor of the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2007 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their report included herein.

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

PricewaterhouseCoopers LLP is the independent registered public accounting firm for the Trust. Fees for services performed by PricewaterhouseCoopers LLP for the fiscal year ended October 31, 2007 and the period from June 8, 2006 through October 31, 2006 were:

	2007	2006
Audit Fees	$23,929	$13,500
Audit-related fees	30,357	7,143
Tax fees	0	0
All other Fees	0	0

	$54,286	$20,643

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

CurrencySharesSM Swiss Franc Trust

Financial Statements as of October 31, 2007

Index

Page

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition at October 31, 2007 and October 31, 2006	F-3

Statements of Income and Comprehensive Income for the year ended October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006	F-4

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006	F-5

Statements of Cash Flows for the year ended October 31, 2007 and the period from June 8, 2006 (date of inception) to October 31, 2006	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencySharesSM Swiss Franc Trust:

In our opinion, the accompanying statements of financial condition and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of CurrencySharesSM Swiss Franc Trust (the “Trust”) at October 31, 2007 and October 31, 2006, and the results of its operations, its changes in shareholders’ equity and its cash flows for the year ended October 31, 2007 and for the period June 8, 2006 (commencement of operations) through October 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

December 27, 2007

Baltimore, Maryland

CurrencySharesSM Swiss Franc Trust

Statements of Financial Condition

	October 31, 2007	October 31, 2006
Assets
Current Assets
Swiss Franc deposits, interest bearing	$185,520,752	$24,146,813
Swiss Franc deposits, non-interest bearing	1,411	2,572
Receivable from accrued interest	265,980	20,845

Total Assets	$185,788,143	$24,170,230

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$62,695	$6,927

Total Liabilities	62,695	6,927
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 12,500,000 authorized – 2,150,000 and 300,000 issued and outstanding, respectively	185,725,448	24,163,303
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$185,788,143	$24,170,230

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Income
Interest income	$1,417,608	$55,707

Total Income	1,417,608	55,707
Expenses
Sponsor’s fee	(322,360)	(21,537)

Total Expenses	(322,360)	(21,537)
Net Income	$1,095,248	$34,170

Other Comprehensive Income
Currency translation adjustment	18,574	(11)

Total Comprehensive Income	$1,113,822	$34,159

Earnings per share	$1.10	$0.19
Weighted-average Shares Outstanding	994,247	177,397
Cash Dividends per Share	$1.04	$0.13

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Retained Earnings Balance, Beginning of Period	$—	$—
Net Income	1,095,248	34,170
Distributions Paid	(1,029,389)	(22,855)
Adjustment of redeemable capital shares to redemption value	(65,859)	(11,315)

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	18,574	(11)
Adjustment of redeemable capital shares to redemption value	(18,574)	11

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Cash Flows

	Year ended October 31, 2007	June 8, 2006 [Date of Inception] to October 31, 2006
Cash flows from operating activities
Cash received for accrued income	$1,175,279	$34,855
Cash paid for expenses	(267,509)	(14,607)

Net cash provided by operating activities	907,770	20,248
Cash flows from financing activities
Cash received to purchase redeemable shares	164,726,901	24,159,770
Cash paid to redeem redeemable shares	(12,355,755)	(81)
Cash paid for distributions	(1,029,389)	(22,855)

Net cash provided by financing activities	151,341,757	24,136,834

Adjustment to period cash flows due to currency movement	9,123,251	(7,778)

Increase in cash	161,372,778	24,149,304
Cash at beginning of period	24,149,385	81

Cash at end of period	$185,522,163	$24,149,385

Reconciliation of net income to net cash provided by operating activities
Net income	$1,095,248	$34,170
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	(265,980)	(20,845)
Decrease in prior period receivable from accrued interest	20,845	—
Currency translation adjustment	1,889	(4)
Increase in accrued sponsor fee	62,695	6,927
Decrease in prior period accrued sponsor fee	(6,927)	—

Net cash provided by operating activities	$907,770	$20,248

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the Swiss Franc plus accrued interest less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swiss Francs. The Trust’s assets primarily consist of Swiss Francs on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which earns interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for interest received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Swiss Franc Deposits (cash) are translated at the Noon Buying Rate, which is the U.S. Dollar (“USD”)/ Swiss Franc exchange rate as determined and published by the Federal Reserve Bank of New York as of 12:00 PM (New York time) on each day that the New York Stock Exchange Arca (“NYSE Arca”) is open for regular trading.

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Swiss Francs effective on the first business day of the subsequent month. The Trustee will direct that the excess Swiss Francs be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of October 2007, an income distribution of $0.09525 per share was paid on November 8, 2007.

3.	Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. For the year ending October 31, 2007, there were Swiss Franc principal deposits of 200,000,000 and Swiss Franc principal redemptions of 15,000,000 resulting in an ending Swiss Franc principal balance of 215,000,000. This equates to 185,520,752 USD. For the period from June 8, 2006 (Date of Inception) to October 31, 2006, there were Swiss Franc principal deposits of 30,000,000 and Swiss Franc principal redemptions of 100 resulting in an ending Swiss Franc principal balance of 30,000,000. This equated to 24,146,813 USD. In addition, net interest associated with creation and redemption activity is held in a Swiss Franc-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2007		Period from June 8, 2006 [Date of Inception] to October 31, 2006
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	300,000	$24,163,303	1	$81
Shares issued	2,000,000	164,726,901	300,000	24,159,770
Shares redeemed	(150,000)	(12,355,755)	(1)	(81)
Adjustment to period Shares due to currency movement and other	—	9,190,999	—	3,533

Ending redemption balance	2,150,000	$185,725,448	300,000	$24,163,303

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

The Sponsor assumes and pays the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, NYSE Arca listing fees, SEC registration fees, typical maintenance and transaction fees of the Depository, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the Shares, which were approximately $229,000 when the Trust was formed.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on December 28, 2007

CURRENCYSHARESSM SWISS FRANC TRUST

By	Rydex Specialized Products LLC Sponsor of the CurrencySharesSM Swiss Franc Trust

	By:	/s/ Carl G. Verboncoeur
Carl G. Verboncoeur CEO and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ Carl G. Verboncoeur Carl G. Verboncoeur	Director, CEO and Treasurer (principal executive officer)	December 28, 2007

/s/ Nick Bonos Nick Bonos	Director and CFO (principal financial officer and principal accounting officer)	December 28, 2007

/s/ Michael Byrum Michael Byrum	Director and Secretary	December 28, 2007

The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.