Form 10-Q
period 2008-04-30
CURRENCYSHARES SWISS FRANC TRUST
filed 2008-06-06
CIK 1353615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

or

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number 001-32694

CurrencySharesSM Swiss Franc Trust
Sponsored by Rydex Specialized Products LLC,
d/b/a Rydex Investments
(Exact name of registrant as specified in its charter)

New York	No. 20-3613421
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

9601 Blackwell Road, Suite 500
Rockville, Maryland 20850
(Address of principal executive offices) (Zip Code)
(301) 296-5100
(Registrant’s telephone number, including area code)
Euro Currency Trust
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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer        Accelerated filer   X   Non-accelerated filer

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X  .

CURRENCYSHARESSM SWISS FRANC TRUST
INDEX

Item 1. FINANCIAL STATEMENTS

CurrencySharesSM Swiss Franc Trust

Statements of Financial Condition

	April 30, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Swiss Franc deposits, interest bearing	$532,527,346	$185,520,752
Swiss Franc deposits, non-interest bearing	--	1,411
Receivable from accrued interest	687,574	265,980

Total Assets	$533,214,920	$185,788,143

Liabilities and Shareholders’ Equity
Current Liabilities
Swiss Franc deposits, non-interest bearing, overdrawn	$5,449	$--
Redemptions payable	14,406,295	--
Accrued Sponsor’s fee	176,530	62,695

Total Liabilities	14,588,274	62,695
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
12,500,000 authorized - 5,400,000 and 2,150,000 issued and
outstanding, respectively	518,626,646	185,725,448
Shareholders’ Equity - Retained Earnings and Cumulative Translation
Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$533,214,920	$185,788,143

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended April 30, 2008	Six months ended April 30, 2008	Three months ended April 30, 2007	Six months ended April 30, 2007
Income
Interest Income	$1,976,335	$2,925,394	$265,031	$381,022

Total Income	1,976,335	2,925,394	265,031	381,022
Expenses
Sponsor’s fee	(436,956)	(667,413)	(62,142)	(94,946)

Total Expenses	(436,956)	(667,413)	(62,142)	(94,946)
Net Income	$1,539,379	$2,257,981	$202,889	$286,076

Other Comprehensive Income
Currency translation adjustment	(5,466)	19,382	2,775	1,641

Total Comprehensive Income	$1,533,913	$2,277,363	$205,664	$287,717

Earnings per share	$0.33	$0.62	$0.25	$0.48
Weighted-average Shares
Outstanding	4,710,000	3,646,429	803,371	601,381
Cash Dividends per Share	$0.32	$0.60	$0.21	$0.40

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	2,257,981	1,095,248
Distributions Paid	(2,160,931)	(1,029,389)
Adjustment of redeemable capital shares to redemption value	(97,050)	(65,859)

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	19,382	18,574
Adjustment of redeemable capital shares to redemption value	(19,382)	(18,574)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Cash Flows
(Unaudited)

	Six months ended April 30, 2008	Six months ended April 30, 2007
Cash flows from operating activities
Cash received for accrued income	$2,506,689	$285,517
Cash paid for expenses	(556,148)	(75,095)

Net cash provided by operating activities	1,950,541	210,422
Cash flows from financing activities
Cash received to purchase redeemable shares	356,475,026	61,179,773
Cash paid to redeem redeemable shares	(41,660,503)	(4,079,435)
Cash paid for distributions	(2,160,931)	(240,246)

Net cash provided by financing activities	312,653,592	56,860,092
Adjustment to period cash flows due to
currency movement	32,395,601	1,671,499

Increase in cash	346,999,734	58,742,013
Cash at beginning of period	185,522,163	24,149,385

Cash at end of period	$532,521,897	$82,891,398

Reconciliation of net income to net cash provided by
operating activities
Net income	$2,257,981	$286,076
Adjustments to reconcile net income to net cash
provided by operating activities
Increase in receivable from accrued interest	(687,574)	(118,108)
Decrease in prior period receivable from
accrued interest	265,980	20,845
Currency translation adjustment	319	1,311
Increase in accrued sponsor fee	176,530	27,225
Decrease in prior period accrued sponsor fee	(62,695)	(6,927)

Net cash provided by operating activities	$1,950,541	$210,422

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Swiss Francs effective on the first business day of the subsequent month. The Trustee will direct that the excess Swiss Francs be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of April 2008, an income distribution of $0.09161 per share was paid on May 8, 2008.

3.	Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. For the six months ending April 30, 2008, there were Swiss Franc principal deposits of 385,000,000 and Swiss Franc principal redemptions of 60,000,000 resulting in an ending Swiss Franc principal balance of 540,000,000. This equates to 518,134,715 USD. For the year ending October 31, 2007, there were Swiss Franc principal deposits of 200,000,000 and Swiss Franc principal redemptions of 15,000,000 resulting in an ending Swiss Franc principal balance of 215,000,000. This equated to 185,520,752 USD. In addition, net interest associated with creation and redemption activity is held in a Swiss Franc-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	2,150,000	$185,725,448	300,000	$24,163,303
Shares issued	3,850,000	356,475,026	2,000,000	164,726,901
Shares redeemed	(600,000)	(55,553,573)	(150,000)	(12,355,755)
Adjustment to period Shares due
to currency movement and other	--	31,979,745	--	9,190,999

Ending redemption balance	5,400,000	$518,626,646	2,150,000	$185,725,448

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

In certain exceptional cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

The Sponsor publishes the NAV and NAV per Share on each day that the NYSE Arca is open for regular trading on the Trust’s website, www.currencyshares.com .

The following chart illustrates the movement in the price of the Shares based on NAV per Share and the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (on or after October 30, 2007) as of the Noon Buying Rate versus the corresponding Swiss Francs (expressed as a multiple of 100 Swiss Francs – Noon Buying Rate x 100):

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of April 30, 2008 was an annual nominal rate of 1.48%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

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

FXF Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
4/1/2008	$ 0.12851	$ 98.94	0.13%	1.53%
3/3/2008	$ 0.12631	$ 95.88	0.13%	1.66%
2/1/2008	$ 0.10171	$ 92.42	0.11%	1.30%

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

For the six months ended April 30, 2008, an additional 3,850,000 shares had been created in exchange for 385,000,000 Swiss Francs and 600,000 shares were redeemed in exchange for 60,000,000 Swiss Francs. As of April 30, 2008, the number of Swiss Francs owned by the Trust was 540,000,000 resulting in a redeemable capital share value of $518,626,646.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the quarter ended April 30, 2008, eight Baskets (400,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2008 - 02/29/2008	--	--
03/01/2008 - 03/31/2008	--	--
04/01/2008 - 04/30/2008	400,000	$99.38

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

CURRENCYSHARESSM SWISS FRANC TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
Swiss Franc Trust
Date: June 6, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)