Form 10-Q
period 2008-07-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2008-09-08
CIK 1353615

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

or

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer          Accelerated filer   X     Non-accelerated filer          Smaller reporting company

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No   X  .

CURRENCYSHARESSM SWISS FRANC TRUST
INDEX

Item 1.      FINANCIAL STATEMENTS

CurrencySharesSM Swiss Franc Trust

Statements of Financial Condition

	July 31, 2008 (Unaudited)	October 31, 2007
Assets
Current Assets
Swiss Franc deposits, interest bearing	$629,230,623	$185,520,752
Swiss Franc deposits, non-interest bearing	150,134	1,411
Receivable from accrued interest	613,790	265,980

Total Assets	$629,994,547	$185,788,143

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued Sponsor’s fee	$160,446	$62,695

Total Liabilities	160,446	62,695
Commitments and Contingent Liabilities (note 8)	--	--
Redeemable Capital Shares, at redemption value, no par value,
12,500,000 authorized - 6,600,000 and 2,150,000 issued and
outstanding, respectively	629,834,101	185,725,448
Shareholders’ Equity - Retained Earnings and Cumulative
Translation Adjustment	--	--

Total Liabilities and Shareholders’ Equity	$629,994,547	$185,788,143

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Income and Comprehensive Income
(Unaudited)

	Three months ended July 31, 2008	Nine months ended July 31, 2008	Three months ended July 31, 2007	Nine months ended July 31, 2007
Income
Interest Income	$1,766,990	$4,692,384	$391,697	$772,719

Total Income	1,766,990	4,692,384	391,697	772,719
Expenses
Sponsor’s fee	(466,415)	(1,133,828)	(83,466)	(178,412)

Total Expenses	(466,415)	(1,133,828)	(83,466)	(178,412)
Net Income	$1,300,575	$3,558,556	$308,231	$594,307

Other Comprehensive Income
Currency translation adjustment	(16,492)	2,891	4,744	6,384

Total Comprehensive Income	$1,284,083	$3,561,447	$312,975	$600,691

Earnings per Share	$0.27	$0.88	$0.30	$0.80
Weighted-average Shares
Outstanding	4,819,022	4,040,146	1,018,478	741,941
Cash Dividends per Share	$0.27	$0.86	$0.28	$0.71

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2008 (Unaudited)	Year ended October 31, 2007
Retained Earnings Balance, Beginning of Period	$--	$--
Net Income	3,558,556	1,095,248
Distributions Paid	(3,454,766)	(1,029,389)
Adjustment of redeemable capital shares to redemption value	(103,790)	(65,859)

Retained Earnings Balance, End of Period	$--	$--

Cumulative Translation Adjustment, Beginning of Period	$--	$--
Currency translation adjustment	2,891	18,574
Adjustment of redeemable capital shares to redemption value	(2,891)	(18,574)

Cumulative Translation Adjustment, End of Period	$--	$--

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Cash Flows
(Unaudited)

	Nine months ended July 31, 2008	Nine months ended July 31, 2007
Cash flows from operating activities
Cash received for accrued income	$4,327,705	$650,361
Cash paid for expenses	(1,032,035)	(156,668)

Net cash provided by operating activities	3,295,670	493,693
Cash flows from financing activities
Cash received to purchase redeemable shares	572,822,858	69,454,185
Cash paid to redeem redeemable shares	(154,912,408)	(4,086,098)
Cash paid for distributions	(3,454,766)	(523,714)

Net cash provided by financing activities	414,455,684	64,844,373
Adjustment to period cash flows due to currency
movement	26,107,240	2,027,113

Increase in cash	443,858,594	67,365,179
Cash at beginning of period	185,522,163	24,149,385

Cash at end of period	$629,380,757	$91,514,564

Reconciliation of net income to net cash provided by
operating activities
Net income	$3,558,556	$594,307
Adjustments to reconcile net income to net cash
provided by operating activities
Increase in receivable from accrued interest	(613,790)	(145,089)
Decrease in prior period receivable from accrued
interest	265,980	20,845
Currency translation adjustment	(12,827)	1,452
Increase in accrued sponsor fee	160,446	29,105
Decrease in prior period accrued sponsor fee	(62,695)	(6,927)

Net cash provided by operating activities	$3,295,670	$493,693

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

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Swiss Francs effective on the first business day of the subsequent month. The Trustee will direct that the excess Swiss Francs be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). For the month of July 2008, an income distribution of $0.09155 per share was paid on August 8, 2008.

3.	Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. For the nine months ending July 31, 2008, there were Swiss Franc principal deposits of 610,000,000 and Swiss Franc principal redemptions of 165,000,000 resulting in an ending Swiss Franc principal balance of 660,000,000. This equates to 629,230,623 USD. For the year ending October 31, 2007, there were Swiss Franc principal deposits of 200,000,000 and Swiss Franc principal redemptions of 15,000,000 resulting in an ending Swiss Franc principal balance of 215,000,000. This equated to 185,520,752 USD. In addition, net interest associated with creation and redemption activity is held in a Swiss Franc-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2008		Year ended October 31, 2007
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	2,150,000	$185,725,448	300,000	$24,163,303
Shares issued	6,100,000	572,822,858	2,000,000	164,726,901
Shares redeemed	(1,650,000)	(154,912,408)	(150,000)	(12,355,755)
Adjustment to period Shares due
to currency movement and other	--	26,198,203	--	9,190,999

Ending redemption balance	6,600,000	$629,834,101	2,150,000	$185,725,448

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

All of the Trust’s Swiss Francs are held by the Depository.  Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust’s beneficiaries in the event that the Depository becomes insolvent.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase, London branch, maintains two deposit accounts for the Trust, a primary deposit account that earns interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account accrues daily and is paid monthly. The interest rate paid as of July 31, 2008 was an annual nominal rate of 1.56%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

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

FXF Distribution History - Current Period
Date	Value	NAV	Yield	Annualized Yield
7/1/2008	$0.08694	$98.21	0.09%	1.05%
6/2/2008	$0.09120	$96.35	0.09%	1.15%
5/1/2008	$0.09161	$95.44	0.10%	1.13%

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

The functional currency of the Trust is the Swiss Franc in accordance with Financial Accounting Standard 52, Foreign Currency Translation.

Results of Operations

The Trust was formed on June 8, 2006 and the Shares commenced trading on the NYSE on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca on October 30, 2007. As of October 31, 2006, the number of Swiss Francs owned by the Trust was 30,000,000 resulting in a redeemable capital share value of $24,163,303. As of October 31, 2007, the number of Swiss Francs owned by the Trust was 215,000,000 resulting in a redeemable capital share value of $185,725,448.

During the nine months ending July 31, 2008, an additional 6,100,000 shares had been created in exchange for 610,000,000 Swiss Francs and 1,650,000 shares were redeemed in exchange for 165,000,000 Swiss Francs. As of July 31, 2008, the number of Swiss Francs owned by the Trust was 660,000,000 resulting in a redeemable capital share value of $629,834,101.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2008. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)     None.

(b)     Not applicable.

(c)     During the quarter ended July 31, 2008, 21 Baskets (1,050,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2008 - 05/31/2008	700,000	$95.16
06/01/2008 - 06/30/2008	350,000	$95.75
07/01/2008 - 07/31/2008	--	--

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

CURRENCYSHARESSM SWISS FRANC TRUST
By: Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM
Swiss Franc Trust
Date: September 8, 2008	By: /s/ Nick Bonos
Nick Bonos
Chief Financial Officer
(principal financial officer)