Form 10-Q
period 2009-07-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2009-09-09
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARESSM SWISS FRANC TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2009 and October 31, 2008	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2009, the nine months ended July 31, 2009, the three months ended July 31, 2008, and the nine months ended July 31, 2008	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2009 and the year ended October 31, 2008	4

Statements of Cash Flows for the nine months ended July 31, 2009 and the nine months ended July 31, 2008	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Items 4. Controls and Procedures	15

PART II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Swiss Franc Trust

Statements of Financial Condition

(Unaudited)

	July 31, 2009	October 31, 2008
Assets
Current Assets
Swiss Franc deposits, interest bearing	$352,210,897	$467,049,447
Swiss Franc deposits, non-interest bearing	—	—
Receivable from accrued interest	—	667,611

Total Assets	$352,210,897	$467,717,058

Liabilities and Shareholders’ Equity
Current Liabilities
Swiss Franc deposits, non-interesting bearing, overdrawn	$—	$46,620
Accrued Sponsor’s fee	119,636	181,351

Total Current Liabilities	119,636	227,971

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 12,500,000 authorized – 3,800,000 and 5,450,000 issued and outstanding, respectively	352,091,261	467,489,087
Shareholders’ Equity – Retained Earnings and Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$352,210,897	$467,717,058

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2009	Nine months ended July 31, 2009	Three months ended July 31, 2008	Nine months ended July 31, 2008
Income
Interest Income	$—	$76,947	$1,766,990	$4,692,384

Total Income	—	76,947	1,766,990	4,692,384

Expenses
Sponsor’s fee	(350,312)	(1,100,379)	(466,415)	(1,133,828)

Total Expenses	(350,312)	(1,100,379)	(466,415)	(1,133,828)

Net (Loss) Income	$(350,312)	$(1,023,432)	$1,300,575	$3,558,556

Other Comprehensive (Loss) Income
Currency translation adjustment	(4,182)	(7,613)	(16,492)	2,891

Total Comprehensive (Loss) Income	$(354,494)	$(1,031,045)	$1,284,083	$3,561,447

Basic and Diluted Earnings per Share	$(0.09)	$(0.24)	$0.27	$0.88
Weighted-average Shares Outstanding	3,791,848	4,200,733	4,819,022	4,040,146
Cash Dividends per Share	$—	$0.10	$0.27	$0.86

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

(Unaudited)

	Nine months ended July 31, 2009	Year ended October 31, 2008
Retained Earnings Balance, Beginning of Period	$—	$—
Net (Loss) Income	(1,023,432)	5,161,566
Distributions Paid	(445,108)	(5,148,985)

Adjustment of redeemable capital shares to redemption value	1,468,540	(12,581)

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(7,613)	(72,664)
Adjustment of redeemable capital shares to redemption value	7,613	72,664

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2009	Nine months ended July 31, 2008
Cash flows from operating activities
Cash received for accrued income	$765,946	$4,327,705
Cash paid for expenses	(1,174,658)	(1,032,035)

Net cash (used in)/provided by operating activities	(408,712)	3,295,670

Cash flows from financing activities
Cash received to purchase redeemable shares	22,032,928	572,822,858
Cash paid to redeem redeemable shares	(167,572,735)	(154,912,408)
Cash paid for distributions	(445,108)	(3,454,766)

Net cash (used in)/provided by financing activities	(145,984,915)	414,455,684

Adjustment to period cash flows due to currency movement	31,601,697	26,107,240

(Decrease) Increase in cash	(114,791,930)	443,858,594
Cash at beginning of period	467,002,827	185,522,163

Cash at end of period	$352,210,897	$629,380,757

Reconciliation of net income to net cash provided by operating activities

Net (Loss) Income	$(1,023,432)	$3,558,556
Adjustments to reconcile net income to net cash provided by operating activities
Increase in receivable from accrued interest	—	(613,790)
Decrease in prior period receivable from accrued interest	667,611	265,980
Currency translation adjustment	8,824	(12,827)
Increase in accrued sponsor fee	119,636	160,446
Decrease in prior period accrued sponsor fee	(181,351)	(62,695)

Net cash (used in)/provided by operating activities	$(408,712)	$3,295,670

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through September 9, 2009, the issuance of the financials statements. Actual results could differ from those estimates.

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

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2009 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2009, there were Swiss Franc principal deposits of 24,965,511, Swiss Franc principal redemptions of 189,877,410 and Swiss Franc withdrawals (to pay expenses) of 1,021,123 resulting in an ending Swiss Franc principal balance of 379,066,978. This equates to 352,210,897 USD. For the year ended October 31, 2008, there were Swiss Franc principal deposits of 720,000,000 and Swiss Franc principal redemptions of 390,000,000 resulting in an ending Swiss Franc principal balance of 545,000,000. This equates to 467,049,447 USD. In addition, net interest associated with creation and redemption activity is held in a Swiss Franc-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2009		Year ended October 31, 2008
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	5,450,000	$467,489,087	2,150,000	$185,725,448
Shares issued	250,000	22,032,928	7,200,000	668,863,969
Shares redeemed	(1,900,000)	(167,572,735)	(3,900,000)	(362,246,721)
Adjustment to period Shares due to currency movement and other	—	30,141,981	—	(24,853,609)

Ending balance	3,800,000	$352,091,261	5,450,000	$467,489,087

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2009 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2009.

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

During the nine months ended July 31, 2009, an additional 250,000 shares had been created in exchange for 24,965,511 Swiss Francs and 1,900,000 shares were redeemed in exchange for 189,877,410 Swiss Francs. In addition, 1,021,123 Swiss Francs were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2009, the number of Swiss Francs owned by the Trust was 379,066,978 resulting in a redeemable capital share value of $352,091,261.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2009. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended July 31, 2009, 3 Baskets (150,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2009 – 05/31/2009	50,000	$89.04
06/01/2009 – 06/30/2009	100,000	$92.90
07/01/2009 – 07/31/2009	—	—

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM SWISS FRANC TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Swiss Franc Trust

Date: September 9, 2009	By:	/s/ Joe Arruda
Joe Arruda
Chief Financial Officer
(principal financial officer)