Form 10-Q
period 2010-04-30
CURRENCYSHARES SWISS FRANC TRUST
filed 2010-06-09
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARESSM SWISS FRANC TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2010 and October 31, 2009	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2010, the six months ended April 20, 2010, the three months ended April 30, 2009 and the six months ended April 20, 2009	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2010 and the year ended October 31, 2009	4

Statements of Cash Flows for the six months ended April 30, 2010 and the six months ended April 30, 2009	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. (Removed and Reserved)	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CurrencySharesSM Swiss Franc Trust

Statements of Financial Condition

	April 30, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets:
Swiss Franc deposits - interest bearing	$304,455,235	$369,716,518
Swiss Franc deposits - non-interest bearing	—	—
Receivable from accrued interest	—	—

Total Assets	$304,455,235	$369,716,518

Liabilities and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$100,079	$122,812

Total Current Liabilities	100,079	122,812

Commitments and Contingent Liabilities (note 8)	—	—
Shareholders’ Equity:
Redeemable Capital Shares, at redemption value, no par value, 12,500,000 authorized – 3,300,000 and 3,800,000 issued and outstanding, respectively	304,355,156	369,593,706
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$304,455,235	$369,716,518

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2010	Six months ended April 30, 2010	Three months ended April 30, 2009	Six months ended April 30, 2009
Income
Interest income	$—	$—	$—	$76,947

Total Income	—	—	—	76,947

Expenses
Sponsor’s fee	(307,060)	(658,922)	(341,005)	(750,067)

Total Expenses	(307,060)	(658,922)	(341,005)	(750,067)

Net Loss	$(307,060)	$(658,922)	$(341,005)	$(673,120)

Other Comprehensive Income (Loss):
Currency translation adjustment	2,678	11,891	(5,119)	(3,431)

Total Comprehensive Loss	$(304,382)	$(647,031)	$(346,124)	$(676,551)

Basic and Diluted Earnings per Share	$(0.09)	$(0.19)	$(0.08)	$(0.15)
Weighted-average Shares Outstanding	3,378,652	3,487,017	4,036,517	4,408,564
Cash Dividends per Share	$—	$—	$—	$0.10

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2010 (Unaudited)	Year ended October 31, 2009
Retained Earnings Balance, Beginning of Period	$—	$—
Net Loss	(658,922)	(1,383,744)
Distributions Paid	—	(453,268)
Adjustment of redeemable capital shares to redemption value	658,922	1,837,012

Retained Earnings Balance, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	11,891	(14,420)
Adjustment of redeemable capital shares to redemption value	(11,891)	14,420

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencySharesSM Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2010	Six months ended April 30, 2009
Cash flows from operating activities
Cash received for accrued income	$—	$751,163
Cash paid for expenses	(675,339)	(822,280)

Net cash used in operating activities	(675,339)	(71,117)

Cash flows from financing activities
Cash received to purchase redeemable shares	—	12,973,256
Cash paid to redeem redeemable shares	(47,528,825)	(151,383,616)
Cash paid for distributions	—	(436,517)

Net cash used in financing activities	(47,528,825)	(138,846,877)

Adjustment to period cash flows due to currency movement	(17,057,119)	9,439,087

Decrease in cash	(65,261,283)	(129,478,907)
Cash at beginning of period	369,716,518	467,002,827

Cash at end of period	$304,455,235	$337,523,920

Reconciliation of net loss to net cash used in operating activities

Net loss	$(658,922)	$(673,120)
Adjustments to reconcile net loss to net cash used in by operating activities:
Prior period receivable from accrued interest	—	667,611
Currency translation adjustment	6,316	3,209
Accrued sponsor fee	100,079	112,534
Prior period accrued sponsor fee	(122,812)	(181,351)

Net cash used in operating activities	$(675,339)	$(71,117)

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price of the Swiss Franc plus accrued interest less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swiss Francs. The Trust’s assets primarily consist of Swiss Francs on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the
Form 10-K filed on January 14, 2010.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. Prior to November 13, 2008, Swiss Franc deposits (cash) were translated for NAV calculation purposes at the Noon Buying Rate, which was the U.S. Dollar (“USD”)/Swiss Franc exchange rate as determined and published by the Federal Reserve Bank of New York. As of November 13, 2008, Swiss Franc deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Swiss Franc exchange rate as determined by WM/Reuters at 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

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

Shareholders generally will be treated, for U.S. federal income tax purposes, as if they directly owned a pro-rata share of the assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro-rata portion of the Trust’s income, if any, and as if they directly incurred their respective pro-rata portion of the Trust’s expenses. The acquisition of Shares by a U.S. Shareholder as part of a creation of a Basket will not be a taxable event to the Shareholder.

The Sponsor’s fee accrues daily and is payable monthly. For U.S. federal income tax purposes, an accrual-basis U.S. Shareholder generally will be required to take into account as an expense its allocable portion of the USD-equivalent of the amount of the Sponsor’s fee that is accrued on each day, with such USD-equivalent being determined by the currency exchange rate that is in effect on the respective day. To the extent that the currency exchange rate on the date of payment of the accrued amount of the Sponsor’s fee differs from the currency exchange rate in effect on the day of accrual, the U.S. Shareholder will recognize a currency gain or loss for U.S. federal income tax purposes.

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

A non-U.S. Shareholder’s portion of any interest income earned by the Trust generally will not be subject to U.S. federal income tax unless the Shares owned by such non-U.S. Shareholder are effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

D.	Revenue Recognition

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis.

E.	Dividends

To the extent that the interest earned by the Trust exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Swiss Francs effective on the first business day of the subsequent month. The Trustee will direct that the excess Swiss Francs be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

3.	Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2010 was an annual nominal rate of 0.00%. For the six months ending April 30, 2010, there were Swiss Franc principal redemptions of 49,772,186 and Swiss Franc withdrawals (to pay expenses) of 707,214, resulting in an ending Swiss Franc principal balance of 328,202,743. This equates to 304,455,235 USD. For the year ended October 31, 2009, there were Swiss Franc principal deposits of 34,928,066, Swiss Franc principal redemptions of 199,845,809 and Swiss Franc withdrawals (to pay expenses) of 1,400,114, resulting in an ending Swiss Franc principal balance of 378,682,143. This equates to 369,716,518 USD.

Net interest associated with creation and redemption activity is held in a Swiss Franc-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Swiss Francs. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2010 (Unaudited)		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,800,000	$369,593,706	5,450,000	$467,489,087
Shares issued	—	—	350,000	31,390,371
Shares redeemed	(500,000)	(47,528,825)	(2,000,000)	(179,603,725)
Adjustment to period Shares due to currency movement and other	—	(17,709,725)	—	50,317,973

Ending redemption balance	3,300,000	$304,355,156	3,800,000	$369,593,706

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

Prior to November 13, 2008, the NAV was expressed in USD based on the “Noon Buying Rate,” which was the USD/Swiss Franc exchange rate as determined by the Federal Reserve Bank of New York. As of November 13, 2008, the NAV is expressed in USD based on the USD/Swiss Franc exchange rate as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE

Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate shall be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for such valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

The Sponsor publishes the NAV and NAV per Share on each day that the NYSE Arca is open for regular trading on the Trust’s website, www.currencyshares.com.

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE (prior to October 30, 2007) and NYSE Arca (as of October 30, 2007) and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of November 13, 2008) expressed as a multiple of 100 Swiss Francs:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s depository, JPMorgan Chase Bank, N.A., London Branch (the “Depository”), maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2010 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that any interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2010.

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

Results of Operations

As of October 31, 2009, the number of Swiss Francs owned by the Trust was 378,682,143, resulting in a redeemable capital share value of $369,593,706. During the six months ended April 30, 2010, no additional Shares were created in exchange for Swiss Francs and 500,000 Shares were redeemed in exchange for 49,772,186 Swiss Francs. In addition, 707,214 Swiss Francs were withdrawn by the Sponsor to pay the portion of the Sponsor’s fee that exceeded interest income. As of April 30, 2010, the number of Swiss Francs owned by the Trust was 328,202,743, resulting in a redeemable capital share value of $304,355,156.

A decrease in the Trust’s redeemable capital share value from $369,593,706 at October 31, 2009 to $304,355,156 at April 30, 2010 was primarily the result of a reduction in the number of Shares outstanding from 3,800,000 at October 31, 2009 to 3,300,000 at April 30, 2010, coupled with a decrease in the Closing Spot Rate from 0.9763 at October 31, 2009 to 0.9276 at January 31, 2010.

Interest income was $0 for the three months ended April 30, 2009 and $0 for the three months ended April 30, 2010 due to an annual nominal interest rate of 0.00% through both periods. Interest income decreased from $76,947 for the six months ended April 30, 2009 to $0 for the six months ended April 30, 2010, attributable to a decrease in the annual nominal interest rate paid by the Depository, as set forth in the chart above.

The only expense of the Trust during the three months and six months ended April 30, 2010 was the Sponsor’s fee. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $341,005 for the three months ended April 30, 2009 to $307,060 for the three months ended April 30, 2010, and decreased from $750,067 for the six months ended April 30, 2009 to $658,922 for the six months ended April 30, 2010.

The Trust’s net loss for the three months ended April 30, 2010 was $307,060, due to the Sponsor’s fee of $307,060 exceeding the Trust’s interest income of $0. The Trust’s net loss for the six months ended April 30, 2010 was $658,922, due to the Sponsor’s fee of $658,922 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended April 30, 2009 and the three months ended April 30, 2010 since the Trust did not earn interest income. Cash dividends per Share decreased from $0.10 for the six months ended April 30, 2009 to $0.00 for the six months ended April 30, 2010 due to the decrease in the annual nominal interest rate paid by the Depository.

Movements in the Price of Swiss Franc

The investment objective of the Trust is for the Shares to reflect the price of the Swiss Franc plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swiss Francs. Each outstanding Share represents a proportional interest in the Swiss Francs held by the Trust. The following chart provides historical trends in the price of the Swiss Franc. The chart illustrates movements in the price of the Swiss Franc in USD and is based on the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of November 13, 2008).

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended April 30, 2010, 4 Baskets (200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2010 – 02/28/2010	—	—
03/01/2010 – 03/31/2010	200,000	$92.45
04/01/2010 – 04/30/2010	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARESSM SWISS FRANC TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencySharesSM Swiss Franc Trust

Date: June 9, 2010	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)