Form 10-Q
period 2010-07-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2010-09-09
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32907

CurrencyShares® Swiss Franc Trust

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWISS FRANC TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2010 and October 31, 2009	2

Statements of Income and Comprehensive Income for the three months ended July 31, 2010, the three months ended July 31, 2009, the nine months ended July 31, 2010 and the nine months ended July 31, 2009	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2010 and the year ended October 31, 2009	4

Statements of Cash Flows for the nine months ended July 31, 2010 and the nine months ended July 31, 2009	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. (Removed and Reserved)	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	18

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	July 31, 2010 (Unaudited)	October 31, 2009
Assets
Current Assets:
Swiss Franc deposits - interest bearing	$332,375,930	$369,716,518
Swiss Franc deposits - non-interest bearing	—	—

Total Assets	$332,375,930	$369,716,518

Liabilities and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$9,493,397	$—
Accrued Sponsor’s fee	114,095	122,812

Total Current Liabilities	9,607,492	122,812

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 17,500,000 and 12,500,000 authorized, respectively – 3,400,000 and 3,800,000 issued and outstanding, respectively	322,768,438	369,593,706
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities and Shareholders’ Equity	$332,375,930	$369,716,518

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2010	Three months ended July 31, 2009	Nine months ended July 31, 2010	Nine months ended July 31, 2009
Income
Interest income	$—	$—	$—	$76,947

Total Income	—	—	—	76,947

Expenses
Sponsor’s fee	(309,920)	(350,312)	(968,842)	(1,100,379)

Total Expenses	(309,920)	(350,312)	(968,842)	(1,100,379)

Net Loss	$(309,920)	$(350,312)	$(968,842)	$(1,023,432)

Other Comprehensive Loss:
Currency translation adjustment	(16,811)	(4,182)	(4,920)	(7,613)

Total Comprehensive Loss	$(326,731)	$(354,494)	$(973,762)	$(1,031,045)

Basic and Diluted Earnings per Share	$(0.09)	$(0.09)	$(0.28)	$(0.24)
Weighted-average Shares Outstanding	3,413,043	3,791,848	3,462,088	4,200,733
Cash Dividends per Share	$—	$—	$—	$0.10

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2010 (Unaudited)	Year ended October 31, 2009
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(968,842)	(1,383,744)
Distributions Paid	—	(453,268)
Adjustment of redeemable capital shares to redemption value	968,842	1,837,012

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(4,920)	(14,420)
Adjustment of redeemable capital shares to redemption value	4,920	14,420

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2010	Nine months ended July 31, 2009
Cash flows from operating activities
Cash received for accrued income	$—	$765,946
Cash paid for expenses	(973,331)	(1,174,658)

Net cash used in operating activities	(973,331)	(408,712)

Cash flows from financing activities
Cash received to purchase redeemable shares	51,278,129	22,032,928
Cash paid to redeem redeemable shares	(79,323,398)	(167,572,735)
Cash paid for distributions	—	(445,108)

Net cash used in financing activities	(28,045,269)	(145,984,915)

Adjustment to period cash flows due to currency movement	(8,321,988)	31,601,697

Decrease in cash	(37,340,588)	(114,791,930)
Cash at beginning of period	369,716,518	467,002,827

Cash at end of period	$332,375,930	$352,210,897

Reconciliation of net loss to net cash used in operating activities

Net loss	$(968,842)	$(1,023,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Prior period receivable from accrued interest	—	667,611
Currency translation adjustment	4,228	8,824
Accrued sponsor fee	114,095	119,636
Prior period accrued sponsor fee	(122,812)	(181,351)

Net cash used in operating activities	$(973,331)	$(408,712)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Swiss Franc Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 Swiss Franc in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Rydex Advisors II, LLC (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s audited financial statements included in the Form 10-K filed on January 14, 2010.

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

The Trust is treated as a “grantor trust” for federal income tax purposes and, therefore, no provision for federal income taxes is required. Interest, gains and losses are passed through to the Shareholders.

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

The Trust does not expect to generate taxable income except for interest income (if any) and gain (if any) upon the sale of Swiss Francs. A non-U.S. Shareholder generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of Swiss Francs by the Trust, unless: (1) the non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the non-U.S. Shareholder of a trade or business in the United States.

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

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2010 was an annual nominal rate of 0.00%. For the nine months ending July 31, 2010, there were Swiss Franc principal deposits of 54,662,486, Swiss Franc principal redemptions of 94,491,209 and Swiss Franc withdrawals (to pay expenses) of 1,037,570, resulting in an ending Swiss Franc principal balance of 337,815,850. This equates to 322,882,533 USD (which is net of USD redemptions payable of 9,493,397). For the year ended October 31, 2009, there were Swiss Franc principal deposits of 34,928,066, Swiss Franc principal redemptions of 199,845,809 and Swiss Franc withdrawals (to pay expenses) of 1,400,114, resulting in an ending Swiss Franc principal balance of 378,682,143. This equates to 369,716,518 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2010 (Unaudited)		Year ended October 31, 2009
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,800,000	$369,593,706	5,450,000	$467,489,087
Shares issued	550,000	51,278,129	350,000	31,390,371
Shares redeemed	(950,000)	(88,640,909)	(2,000,000)	(179,603,725)
Adjustment to period Shares due to currency movement and other	—	(9,462,488)	—	50,317,973

Ending redemption balance	3,400,000	$322,768,438	3,800,000	$369,593,706

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Swiss Francs held by the Trust (including all unpaid interest accrued through the preceding day) and calculates the value of the Swiss Francs in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Swiss Francs, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

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

Trust Overview

CurrencyShares® Swiss Franc Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Trust issues shares (the “Shares”) in blocks of 50,000 each (a “Basket”) in exchange for deposits of Swiss Francs and distributes Swiss Francs in connection with the redemption of Baskets.

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

Definition of Net Asset Value; Valuation of Swiss Franc

The net asset value (“NAV”) of the Trust is the aggregate value, expressed in U.S. Dollars (“USD”), of the Trust’s assets. To calculate the NAV, The Bank of New York Mellon (the “Trustee”) adds to the amount of Swiss Francs in the Trust at the end of the preceding business day accrued but unpaid interest, if any, Swiss Francs receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swiss Francs payable under pending redemption orders and other Trust expenses and liabilities, if any.

Prior to November 13, 2008, the NAV was expressed in USD based on the “Noon Buying Rate,” which was the USD/Swiss Franc exchange rate as determined by the Federal Reserve Bank of New York. As of November 13, 2008, the NAV is expressed in USD based on the USD/Swiss Franc exchange rate as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE

Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s depository, JPMorgan Chase Bank, N.A., London Branch (the “Depository”), maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2010 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Francs from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. In the event that any interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2010.

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

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of the Trust’s accounting policies.

The Trustee calculates the Trust’s NAV each business day. For NAV calculation purposes, Swiss Franc deposits (cash) are translated at the Closing Spot Rate as determined by WM/Reuters as of 4:00 PM (London time) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the Swiss Franc in accordance with generally accepted accounting standards.

Results of Operations

As of October 31, 2009, the number of Swiss Francs owned by the Trust was 378,682,143, resulting in a redeemable capital share value of $369,593,706. During the nine months ended July 31, 2010, 550,000 additional Shares were created in exchange for 54,662,486 Swiss Francs and 950,000 Shares were redeemed in exchange for 94,491,209 Swiss Francs. In addition, 1,037,570 Swiss Francs were withdrawn by the Sponsor to pay the portion of the Sponsor’s fee that exceeded interest income. As of July 31, 2010, the number of Swiss Francs owned by the Trust was 337,815,850, resulting in a redeemable capital share value of $322,768,438.

A decrease in the Trust’s redeemable capital share value from $369,593,706 at October 31, 2009 to $322,768,438 at July 31, 2010 was primarily the result of a reduction in the number of Shares outstanding from 3,800,000 at October 31, 2009 to 3,400,000 at July 31, 2010, coupled with a decrease in the Closing Spot Rate from 0.9763 at October 31, 2009 to 0.9558 at July 31, 2010.

No interest income was earned during the three months ended July 31, 2009 and the three months ended July 31, 2010 due to an annual nominal interest rate of 0.00% through both periods. Interest income decreased from $76,947 for the nine months ended July 31, 2009 to $0 for the nine months ended July 31, 2010, attributable to a decrease in the annual nominal interest rate paid by the Depository as set forth in the chart above.

The only expense of the Trust during the three months and nine months ended July 31, 2010 was the Sponsor’s fee. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $350,312 for the three months ended July 31, 2009 to $309,920 for the three months ended July 31, 2010, and decreased from $1,100,379 for the nine months ended July 31, 2009 to $968,842 for the nine months ended July 31, 2010.

The Trust’s net loss for the three months ended July 31, 2010 was $309,920, due to the Sponsor’s fee of $309,920 exceeding the Trust’s interest income of $0. The Trust’s net loss for the nine months ended July 31, 2010 was $968,842, due to the Sponsor’s fee of $968,842 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended July 31, 2009 and the three months ended July 31, 2010 since the Trust did not earn interest income. Cash dividends per Share decreased from $0.10 for the nine months ended July 31, 2009 to $0.00 for the nine months ended July 31, 2010 due to the decrease in the annual nominal interest rate paid by the Depository.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2010. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended July 31, 2010, 9 Baskets (450,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2010 – 05/31/2010	250,000	$87.48
06/01/2010 – 06/30/2010	50,000	$85.57
07/01/2010 – 07/31/2010	150,000	$94.82

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description of Exhibit
4.1	Amendment to Depositary Trust Agreement, dated November 13, 2008, by and between Rydex Specialized Products LLC, as Sponsor, and The Bank of New York Mellon, as Trustee.

10.1	Amendment to Deposit Account Agreement, dated November 13, 2008, by and between The Bank of New York Mellon, as Trustee, and JPMorgan Chase Bank, N.A., London Branch, as Depository.

31.1	Certification of Principal Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® SWISS FRANC TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Swiss Franc Trust

Date: September 9, 2010	By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)