Form 10-K/A
period 2010-10-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2011-03-10
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32907

CurrencyShares® Swiss Franc Trust

Sponsored by Rydex Specialized Products LLC,

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 20-4686336
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 King Farm Boulevard, Suite 600 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended October 31, 2010 of CurrencyShares® Swiss Franc Trust, which Form 10-K was originally filed with the Securities and Exchange Commission on January 14, 2011, is being filed for the purpose of amending Item 15 in order to (i) include the report and consent of our prior independent registered public accounting firm, (ii) amend the Exhibit Index, (iii) amend Note 5 to the financial statements to correct the weighted-average shares outstanding for the three-months ended July 31, 2009 and (iv) file certain exhibits as indicated in the Exhibit Index. Other than providing updates to the cover page, amending Item 15 and filing updated exhibits and certifications, no other changes have been made to the original Form 10-K. This Amendment No. 1 does not reflect any subsequent events occurring after the filing of the original Form 10-K or modify or update in any way disclosures made in the original filing.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Rydex Specialized Products LLC, incorporated herein by reference to Exhibit 3.1 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132364) filed on June 9, 2006.

3.2	Limited Liability Company Agreement of Rydex Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 filed with Amendment No. 1 to Form S-1 Registration Statement (File number 333-132364) filed on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Rydex Specialized Products LLC, The Bank of New York, all registered owners and beneficial owners of Swiss Franc Shares issued thereunder and all depositors.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Rydex Specialized Products LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 filed with Form 10-Q on September 9, 2010.

4.3	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York, and Rydex Specialized Products LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K).

4.4	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC.

4.5	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Rydex Specialized Products LLC.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 filed with Form 10-Q on September 9, 2010.

10.3	Amendment 2 to Deposit Account Agreement dated as of September 1, 2010 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A.

10.4	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Rydex Specialized Products LLC.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CurrencyShares® Swiss Franc Trust

Financial Statements as of October 31, 2010

Index

Page

Independent Registered Public Accounting Firm Reports	F-2

Statements of Financial Condition at October 31, 2010 and October 31, 2009	F-5

Statements of Income and Comprehensive Income for the year ended October 31, 2010, the year ended October 31, 2009 and the year ended October 31, 2008	F-6

Statements of Changes in Shareholders’ Equity for the year ended October 31, 2010 and the year ended October 31, 2009, and the year ended October 31, 2008	F-7

Statements of Cash Flows for the year ended October 31, 2010, the year ended October 31, 2009 and the year ended October 31, 2008	F-8

Notes to the Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Swiss Franc Trust:

In our opinion, the balance sheet as of October 31, 2009 and the related statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for each of two years in the period ended October 31, 2009 present fairly, in all material respects, the financial position of CurrencyShares® Swiss Franc Trust (the “Trust”) at October 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland

January 14, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Swiss Franc Trust:

We have audited the accompanying statement of financial condition of CurrencyShares® Swiss Franc Trust (the “Trust”) at October 31, 2010 and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Swiss Franc Trust at October 31, 2010 and the and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CurrencyShares® Swiss Franc Trust’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2011

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Swiss Franc Trust:

We have audited CurrencyShares® Swiss Franc Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CurrencyShares® Swiss Franc Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Swiss Franc Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of financial condition as of October 31, 2010 and the related statements of income and comprehensive income, changes in shareholder’ equity and cash flows for the year ended October 31, 2010 of CurrencyShares® Swiss Franc Trust and our report dated January 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

January 14, 2011

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	October 31, 2010	October 31, 2009
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$353,230,869	$369,716,518
Swiss Franc deposits, non-interest bearing	—	—
Receivable from accrued interest	—	—

Total Current Assets	$353,230,869	$369,716,518

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$126,228	$122,812

Total Current Liabilities	126,228	122,812

Commitments and Contingent Liabilities (note 9)	—	—
Redeemable Capital Shares, at redemption value, no par value, 17,500,000 and 12,500,000 authorized, respectively – 3,500,000 and 3,800,000 issued and outstanding, respectively	353,104,641	369,593,706
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$353,230,869	$369,716,518

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Income and Comprehensive Income

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Income
Interest Income	$—	$76,947	$6,839,514

Total Income	—	76,947	6,839,514

Expenses
Sponsor’s fee	(1,331,736)	(1,460,691)	(1,677,948)

Total Expenses	(1,331,736)	(1,460,691)	(1,677,948)
Net (Loss)/Income	$(1,331,736)	$(1,383,744)	$5,161,566

Other Comprehensive Loss:
Currency translation adjustment	(12,373)	(14,420)	(72,664)

Total Comprehensive (Loss)/Income	$(1,344,109)	$(1,398,164)	$5,088,902

Basic and Diluted Earnings per share	$(0.38)	$(0.34)	$1.15
Weighted-average Shares Outstanding	3,506,986	4,085,068	4,497,814
Cash Dividends per Share	$—	$0.11	$1.15

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Retained Earnings, Beginning of Year	$—	$—	$—
Net (Loss)/Income	(1,331,736)	(1,383,744)	5,161,566
Distributions Paid	—	(453,268)	(5,148,985)
Adjustment of redeemable capital shares to redemption value	1,331,736	1,837,012	(12,581)

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(12,373)	(14,420)	(72,664)
Adjustment of redeemable capital shares to redemption value	12,373	14,420	72,664

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

	Year ended October 31, 2010	Year ended October 31, 2009	Year ended October 31, 2008
Cash flows from operating activities
Cash received for accrued income	$—	$779,989	$6,371,861
Cash paid for expenses	(1,330,127)	(1,536,798)	(1,542,347)

Net cash (used in)/provided by operating activities	(1,330,127)	(756,809)	4,829,514

Cash flows from financing activities
Cash received to purchase redeemable shares	108,758,290	31,390,371	668,863,969
Cash paid to redeem redeemable shares	(137,209,734)	(179,603,725)	(362,246,721)
Cash paid for distributions	—	(453,268)	(5,148,985)

Net cash (used in)/provided by financing activities	(28,451,444)	(148,666,622)	301,468,263

Adjustment to period cash flows due to currency movement	13,295,922	52,137,122	(24,817,113)

(Decrease)/Increase in cash	(16,485,649)	(97,286,309)	281,480,664
Cash at beginning of year	369,716,518	467,002,827	185,522,163

Cash at end of year	$353,230,869	$369,716,518	$467,002,827

Reconciliation of net income to net cash provided by operating activities

Net (loss)/income	$(1,331,736)	$(1,383,744)	$5,161,566
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Receivable from accrued interest	—	—	(667,611)
Prior period receivable from accrued interest	—	667,611	265,980
Currency translation adjustment	(1,807)	17,863	(49,077)
Accrued sponsor fee	126,228	122,812	181,351
Prior period accrued sponsor fee	(122,812)	(181,351)	(62,695)

Net cash (used in)/provided by operating activities	$(1,330,127)	$(756,809)	$4,829,514

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2010:

	Three months ended October 31, 2010	Three months ended July 31, 2010	Three months ended April 30, 2010	Three months ended January 31, 2010
Income
Interest income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(362,894)	(309,920)	(307,060)	(351,862)

Total Expenses	(362,894)	(309,920)	(307,060)	(351,862)
Net Loss	$(362,894)	$(309,920)	$(307,060)	$(351,862)
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(7,453)	(16,811)	2,678	9,213

Total Comprehensive Loss	$(370,347)	$(326,731)	$(304,382)	$(342,649)

Basic and Diluted Earnings per Share	$(0.10)	$(0.09)	$(0.09)	$(0.10)
Weighted-average Shares Outstanding	3,640,217	3,413,043	3,378,652	3,591,848
Cash Dividends per Share	$—	$—	$—	$—

Fiscal Period Ended October 31, 2009:

	Three months ended October 31, 2009	Three months ended July 31, 2009	Three months ended April 30, 2009	Three months ended January 31, 2009
Income
Interest income	$—	$—	$—	$76,947

Total Income	—	—	—	76,947

Expenses
Sponsor’s fee	(360,312)	(350,312)	(341,005)	(409,062)

Total Expenses	(360,312)	(350,312)	(341,005)	(409,062)
Net Loss	$(360,312)	$(350,312)	$(341,005)	$(332,115)
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(6,807)	(4,182)	(5,119)	1,688

Total Comprehensive Loss	$(367,119)	$(354,494)	$(346,124)	$(330,427)

Basic and Diluted Earnings per Share	$(0.10)	$(0.09)	$(0.08)	$(0.07)
Weighted-average Shares Outstanding	3,741,848	3,791,848	4,036,517	4,804,909
Cash Dividends per Share	$—	$—	$—	$0.05

6.	Sponsor’s Fee

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on March 10, 2011.

CURRENCYSHARES®
SWISS FRANC TRUST

By	Rydex Specialized Products LLC
Sponsor of the CurrencyShares®
Swiss Franc Trust

	By:	/S/ NICK BONOS
Nick Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NICK BONOS	Director and Chief Executive Officer	March 10, 2011
Nick Bonos	(principal executive officer)

/s/ JOSEPH ARRUDA	Director and Chief Financial Officer	March 10, 2011
Joseph Arruda	(principal financial officer and principal accounting officer)

/s/ MICHAEL BYRUM	Director	March 10, 2011
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Rydex Specialized Products LLC, the Sponsor of the registrant.