Form 10-Q
period 2011-01-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2011-03-11
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

or

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

9601 Blackwell Road, Suite 500

Rockville, Maryland 20850

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWISS FRANC TRUST

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	January 31, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$406,266,836	$353,230,869
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$406,266,836	$353,230,869

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$135,512	$126,228

Total Current Liabilities	135,512	126,228

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 17,500,000 authorized – 3,850,000 and 3,500,000 issued and outstanding, respectively	406,131,324	353,104,641
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$406,266,836	$353,230,869

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Income
Total Income	$—	$—

Expenses
Sponsor’s fee	(366,031)	(351,862)

Total Expenses	(366,031)	(351,862)

Net Loss	$(366,031)	$(351,862)

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(11,607)	9,213

Total Comprehensive Loss	$(377,638)	$(342,649)

Basic and Diluted Earnings per Share	$(0.10)	$(0.10)
Weighted-average Shares Outstanding	3,550,543	3,591,848
Cash Dividends per Share	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(366,031)	(1,331,736)
Adjustment of redeemable capital shares to redemption value	366,031	1,331,736

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(11,607)	(12,373)
Adjustment of redeemable capital shares to redemption value	11,607	12,373

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2011	Three months ended January 31, 2010
Cash flows from operating activities
Cash paid for expenses	$(362,742)	$(358,946)

Net cash used in operating activities	(362,742)	(358,946)

Cash flows from financing activities
Cash received to purchase redeemable shares	56,253,593	—
Cash paid to redeem redeemable shares	(20,462,294)	(29,104,925)

Net cash provided by/ (used in) financing activities	35,791,299	(29,104,925)

Adjustment to period cash flows due to currency movement	17,607,410	(9,698,164)

Increase/(Decrease) in cash	53,035,967	(39,162,035)
Cash at beginning of period	353,230,869	369,716,518

Cash at end of period	$406,266,836	$330,554,483

Reconciliation of net income to net cash provided by operating activities

Net loss	$(366,031)	$(351,862)
Adjustments to reconcile net (loss)/income to net cash (used in)/provided by operating activities:
Currency translation adjustment	(5,995)	3,292
Accrued sponsor fee	135,512	112,436
Prior period accrued sponsor fee	(126,228)	(122,812)

Net cash used in operating activities	$(362,742)	$(358,946)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K/A as filed on March 10, 2011.

2.	Significant Accounting Policies

A.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through the issuance of the financial statements. Actual results could differ from those estimates.

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

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2011 was an annual nominal rate of 0.00%. For the three months ended January 31, 2011, there were Swiss Franc principal deposits of 54,534,821, Swiss Franc principal redemptions 19,837,089 and Swiss Franc withdrawals (to pay expenses) of 351,659, resulting in an ending Swiss Franc principal balance of

381,748,632. This equates to 406,266,836 USD. For the year ended October 31, 2010, there were Swiss Franc principal deposits of 114,228,832, Swiss Franc principal redemptions of 144,111,384 and Swiss Franc withdrawals (to pay expenses) of 1,397,032, resulting in an ending Swiss Franc principal balance of 347,402,559. This equates to 353,230,869 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2011 (Unaudited)		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,500,000	$353,104,641	3,800,000	$369,593,706
Shares issued	550,000	56,253,593	1,150,000	108,758,290
Shares redeemed	(200,000)	(20,462,294)	(1,450,000)	(137,209,734)
Adjustment to period Shares due to currency movement and other	—	17,235,384	—	11,962,379

Ending balance	3,850,000	$406,131,324	3,500,000	$353,104,641

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

Definition of Net Asset Value

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2011 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2011.

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

In addition to the description below, please refer to Note 2 to the financial statements for further discussion of our accounting policies.

The functional currency of the Trust is the Swiss Franc in accordance with ASC 830, Foreign Currency Translation.

Results of Operations

As of October 31, 2010, the number of Swiss Francs owned by the Trust was 347,402,559, resulting in a redeemable capital share value of $353,104,641. During the three months ended January 31, 2011, an additional 550,000 shares were created in exchange for 54,534,821 Swiss Francs and 200,000 shares were redeemed in exchange for 19,837,089 Swiss Francs. In addition, 351,659 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2011, the number of Swiss Francs owned by the Trust was 381,748,632, resulting in a redeemable capital share value of $406,131,324.

An increase in the Trust’s redeemable capital share value from $353,104,641 at October 31, 2010 to $406,131,324 at January 31, 2011, was primarily the result of an increase in the Shares outstanding from 3,500,000 at October 31, 2010 to 3,850,000 at January 31, 2011 coupled with an increase in the Closing Spot Rate from 1.0168 at October 31, 2010 to 1.0642 at January 31, 2011.

No interest income was earned for the three months ended January 31, 2010 and the three months ended January 31, 2011 due to an annual nominal interest rate of 0.00% through both periods as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to an increase in the Closing Spot Rate as set forth in the chart above, the Sponsor’s fee increased from $351,862 for the three months ended January 31, 2010 to $366,031 for the three months ended January 31, 2011. This increase in the Sponsor’s fee was partially offset by a decrease in the weighted-average Swiss Francs in the Trust. The only expense of the Trust during the three months ended January 31, 2011 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2011 was $366,031 as a result of the Sponsor’s fee of $366,031 exceeding the interest income of $0.

Cash dividends were not paid by the Trust for the three months ended January 31, 2010 and the three months ended January 31, 2011 as the Trust’s interest income did not exceed the Trust’s expenses for those periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Swiss Franc exchange rate and the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 10, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended January 31, 2011, 4 Baskets (200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2010 – 11/30/2010	150,000	$99.46
12/01/2010 – 12/31/2010	—	—
01/01/2011 – 01/31/2011	50,000	$104.66

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® SWISS FRANC TRUST

	By	Rydex Specialized Products LLC,
Sponsor of the CurrencyShares® Swiss Franc Trust

Date: March 11, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)