Form 10-Q
period 2011-04-30
CURRENCYSHARES SWISS FRANC TRUST
filed 2011-06-09
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWISS FRANC TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2011 and October 31, 2010	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2011, the three months ended April 30, 2010, the six months ended April 30, 2011 and the six months ended April 30, 2010	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2011 and the year ended October 31, 2010	4

Statements of Cash Flows for the six months ended April 30, 2011 and the six months ended April 30, 2010	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to a Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	April 30, 2011 (Unaudited)	October 31, 2010
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$650,141,911	$353,230,869
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$650,141,911	$353,230,869

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$194,346	$126,228

Total Current Liabilities	194,346	126,228

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 17,500,000 authorized – 5,700,000 and 3,500,000 issued and outstanding, respectively	649,947,565	353,104,641
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$650,141,911	$353,230,869

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2011	Three months ended April 30, 2010	Six months ended April 30, 2011	Six months ended April 30, 2010
Income
Total Income	$—	$—	$—	$—

Expenses
Sponsor’s fee	(473,772)	(307,060)	(839,803)	(658,922)

Total Expenses	(473,772)	(307,060)	(839,803)	(658,922)

Net Loss	$(473,772)	$(307,060)	$(839,803)	$(658,922)

Other Comprehensive (Loss) Income:
Currency translation adjustment	(29,175)	2,678	(40,782)	11,891

Total Comprehensive Loss	$(502,947)	$(304,382)	$(880,585)	$(647,031)

Basic and Diluted Earnings per Share	$(0.10)	$(0.09)	$(0.20)	$(0.19)
Weighted-average Shares Outstanding	4,551,124	3,378,652	4,042,541	3,487,017
Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2011 (Unaudited)	Year ended October 31, 2010
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(839,803)	(1,331,736)
Adjustment of redeemable capital shares to redemption value	839,803	1,331,736

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(40,782)	(12,373)
Adjustment of redeemable capital shares to redemption value	40,782	12,373

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2011	Six months ended April 30, 2010
Cash flows from operating activities
Cash paid for expenses	$(789,570)	(675,339)

Net Cash used in operating activities	(789,570)	(675,339)

Cash flows from financing activities
Cash received to purchase redeemable shares	256,588,265	—
Cash paid to redeem redeemable shares	(26,206,108)	(47,528,825)

Net cash provided by/(used in) financing activities	230,382,157	(47,528,825)

Adjustment to period cash flows due to currency movement	67,318,455	(17,057,119)

Increase/(Decrease) in cash	296,911,042	(65,261,283)
Cash at beginning of period	353,230,869	369,716,518

Cash at end of period	$650,141,911	$304,455,235

Reconciliation of net income/(loss) to net cash used in operating activities

Net loss	$(839,803)	$(658,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(17,885)	6,316
Accrued sponsor fee	194,346	100,079
Prior period accrued sponsor fee	(126,228)	(122,812)

Net cash used in operating activities	$(789,570)	$(675,339)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Swiss Franc Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Rydex Specialized Products LLC d/b/a “Rydex Investments” (the “Sponsor”) deposited 100 Swiss Franc in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Rydex Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The functional currency of the Trust is the Swiss Franc in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Swiss Francs to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2011 was an annual nominal rate of 0.00%. For the six months ended April 30, 2011, there were Swiss Franc principal deposits of 242,753,282, Swiss Franc principal redemptions 24,793,101 and Swiss Franc withdrawals (to pay expenses) of 746,997, resulting in an ending Swiss Franc principal balance of

564,615,743. This equates to 650,141,911 USD. For the year ended October 31, 2010, there were Swiss Franc principal deposits of 114,228,832, Swiss Franc principal redemptions of 144,111,384 and Swiss Franc withdrawals (to pay expenses) of 1,397,032, resulting in an ending Swiss Franc principal balance of 347,402,559. This equates to 353,230,869 USD.

Net interest associated with creation and redemption activity is held in a Swiss Franc-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

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

Activity in redeemable capital Shares is as follows:

	Six months ended
	April 30, 2011		Year ended
	(Unaudited)		October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,500,000	$353,104,641	3,800,000	$369,593,706
Shares issued	2,450,000	256,588,265	1,150,000	108,758,290
Shares redeemed	(250,000)	(26,206,108)	(1,450,000)	(137,209,734)
Adjustment to period Shares due to currency movement and other	—	66,460,767	—	11,962,379

Ending balance	5,700,000	$649,947,565	3,500,000	$353,104,641

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Swiss Francs in the Trust at the end of the preceding day accrued but unpaid interest, if any, Swiss Francs receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swiss Francs payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the USD/Swiss Francs exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the USD/Swiss Francs exchange rate as determined by WM/Reuters at 4:00 PM (London time) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2011 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2011.

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

Results of Operations

As of October 31, 2010, the number of Swiss Francs owned by the Trust was 347,402,559, resulting in a redeemable capital Share value of $353,104,641. During the six months ended April 30, 2011, an additional 2,450,000 Shares were created in exchange for 242,753,282 Swiss Francs and 250,000 Shares were redeemed in exchange for 24,793,101 Swiss Francs. In addition, 746,997 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2011, the number of Swiss Francs owned by the Trust was 564,615,743, resulting in a redeemable capital Share value of $649,947,565.

An increase in the Trust’s redeemable capital Share value from $353,104,641 at October 31, 2010 to $649,947,565 at April 30, 2011, was primarily the result of an increase in the Shares outstanding from 3,500,000 at October 31, 2010 to 5,700,000 at April 30, 2011 coupled with an increase in the Closing Spot Rate from 1.0168 at October 31, 2010 to 1.1515 at April 30, 2011.

No interest income was earned during the three months ended April 30, 2010, the three months ended April 30, 2011, the six months ended April 30, 2010 and the six months ended April 30, 2011 due to an annual nominal interest rate of 0.00% through those periods as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to an increase in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee increased from $307,060 for the three months ended April 30, 2010 to $473,772 for the three months ended April 30, 2011, and increased from $658,922 for the six months ended April 30, 2010 to $839,803 for the six months ended April 30, 2011. The only expense of the Trust during the three months and six months ended April 30, 2011 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2011 was $473,772, due to the Sponsor’s fee of $473,772 exceeding the Trust’s interest income of $0. The Trust’s net loss for the six months ended April 30, 2011 was $839,803, due to the Sponsor’s fee of $839,803 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended April 30, 2010, the three months ended April 30, 2011, the six months ended April 30, 2010 and the six months ended April 30, 2011 as the Trust’s interest income did not exceed the Trust’s expenses for those periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Swiss Franc exchange rate and the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2011. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended April 30, 2011, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2011 – 02/28/2011	50,000	$105.71
03/01/2011 – 03/31/2011	—	$—
04/01/2011 – 04/30/2011	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® SWISS FRANC TRUST

	By	Rydex Specialized Products LLC,
Sponsor of the CurrencyShares®
Swiss Franc Trust

Date: June 9, 2011	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)