Form 10-Q
period 2012-04-30
CURRENCYSHARES SWISS FRANC TRUST
filed 2012-06-11
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-32907

CurrencyShares® Swiss Franc Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWISS FRANC TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2012 and October 31, 2011	2

Statements of Income and Comprehensive Income for the three months ended April 30, 2012, the three months ended April 30, 2011, the six months ended April 30, 2012 and the six months ended April 30, 2011	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2012 and the year ended October 31, 2011	4

Statements of Cash Flows for the six months ended April 30, 2012 and the six months ended April 30, 2011	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	April 30, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$391,323,416	$567,642,010
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$391,323,416	$567,642,010

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$10,866,634	$51,070,092
Accrued Sponsor’s fee	128,758	196,543

Total Current Liabilities	10,995,392	51,266,635

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 3,500,000 and 4,550,000 issued and outstanding, respectively	380,328,024	516,375,375
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$391,323,416	$567,642,010

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2012	Three months ended April 30, 2011	Six months ended April 30, 2012	Six months ended April 30, 2011
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(400,568)	(473,772)	(861,329)	(839,803)

Total Expenses	(400,568)	(473,772)	(861,329)	(839,803)
Net Loss	$(400,568)	$(473,772)	$(861,329)	$(839,803)

Other Comprehensive Loss:
Currency translation adjustment	(2,351)	(29,175)	(6,000)	(40,782)

Total Comprehensive Loss	$(402,919)	$(502,947)	$(867,329)	$(880,585)

Basic and Diluted Earnings per Share	$(0.11)	$(0.10)	$(0.21)	$(0.20)
Weighted-average Shares Outstanding	3,762,778	4,551,124	4,025,000	4,042,541
Cash Dividends per Share	$—	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2012 (Unaudited)	Year ended October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(861,329)	(2,501,694)
Adjustment of redeemable capital shares to redemption value	861,329	2,501,694

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(6,000)	(79,401)
Adjustment of redeemable capital shares to redemption value	6,000	79,401

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2012	Six months ended April 30, 2011
Cash flows from operating activities
Cash paid for expenses	$(920,714)	$(789,570)

Net cash used in operating activities	(920,714)	(789,570)

Cash flows from financing activities
Cash received to purchase redeemable shares	42,919,644	256,588,265
Cash paid to redeem redeemable shares	(193,212,956)	(26,206,108)

Net cash (used in)/provided by financing activities	(150,293,312)	230,382,157

Adjustment to period cash flows due to currency movement	(25,104,568)	67,318,455

(Decrease)/Increase in cash	(176,318,594)	296,911,042
Cash at beginning of period	567,642,010	353,230,869

Cash at end of period	$391,323,416	$650,141,911

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(861,329)	$(839,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	8,400	(17,885)
Accrued sponsor fee	128,758	194,346
Prior period accrued sponsor fee	(196,543)	(126,228)

Net cash used in operating activities	$(920,714)	$(789,570)

Net cash used in operating activities	$(500,630)	(362,742)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Swiss Franc Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Guggenheim Specialized Products, LLC (formerly known as Rydex Specialized Products LLC) d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 100 Swiss Franc in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2012 was an annual nominal rate of 0.00%. For the six months ended April 30, 2012, there were Swiss Franc principal deposits of 39,486,373, Swiss Franc principal redemptions 143,148,537 and Swiss Franc withdrawals (to pay expenses) of 847,064, resulting in an ending Swiss Franc principal balance of 345,321,598. This equates to 380,456,782 USD (which includes USD redemptions payable). For the year ended

October 31, 2011, there were Swiss Franc principal deposits of 777,065,512, Swiss Franc principal redemptions of 672,485,065 and Swiss Franc withdrawals (to pay expenses) of 2,152,179, resulting in an ending Swiss Franc principal balance of 449,830,826. This equates to 516,571,918 USD (which includes USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2012 (Unaudited)		Year ended October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	4,550,000	$516,375,375	3,500,000	$353,104,641
Shares issued	400,000	42,919,644	7,850,000	867,149,319
Shares redeemed	(1,450,000)	(155,595,052)	(6,800,000)	(750,445,049)
Adjustment to period Shares due to currency movement and other	—	(23,371,943)	—	46,566,464

Ending balance	3,500,000	$380,328,024	4,550,000	$516,375,375

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

Neither Guggenheim Specialized Products, LLC d/b/a Guggenheim Investments (the “Sponsor”), nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

FXF Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2012 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

FXF Daily Rate

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2012.

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

Results of Operations

As of October 31, 2011, the number of Swiss Francs owned by the Trust was 449,830,826, resulting in a redeemable capital share value of $516,375,375. During the six months ended April 30, 2012, an additional 400,000 Shares were created in exchange for 39,486,373 Swiss Francs and 1,450,000 Shares were redeemed in exchange for 143,148,537 Swiss Francs. In addition, 847,064 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2012, the number of Swiss Francs owned by the Trust was 345,321,598, resulting in a redeemable capital Share value of $380,328,024.

A decrease in the Trust’s redeemable capital Share value from $516,375,375 at October 31, 2011 to $380,328,024 at April 30, 2012, was primarily the result of a decrease in the Shares outstanding from 4,550,000 at October 31, 2011 to 3,500,000 at April 30, 2012 coupled with a decrease in the Closing Spot Rate from 1.1484 at October 31, 2011 to 1.1017 at April 30, 2012.

No interest income was earned during the three months ended April 30, 2011, the three months ended April 30, 2012, the six months ended April 30, 2011 and the six months ended April 30, 2012 due to an annual nominal interest rate of 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $473,772 for the three months ended April 30, 2011 to $400,568 for the three months ended April 30, 2012. Due primarily to an increase in the exchange rate, as set forth in the chart above, but partially offset by a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee increased from $839,803 for the six months ended April 30, 2011 to $861,329 for the six months ended April 30, 2012. The only expense of the Trust during the three months and six months ended April 30, 2012 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2012 was $400,568, due to the Sponsor’s fee of $400,568 exceeding the Trust’s interest income of $0. The Trust’s net loss for the six months ended April 30, 2012 was $861,329, due to the Sponsor’s fee of $861,329 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended April 30, 2011, the three months ended April 30, 2012 the six months ended April 30, 2011 and the six months ended April 30, 2012 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Swiss Franc exchange rate and the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2012, 11 Baskets (550,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2012 – 02/29/2012	—	$—
03/01/2012 – 03/31/2012	400,000	$108.03
04/01/2012 – 04/30/2012	150,000	$108.37

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York and Rydex Specialized Products LLC (together with the Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K)

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® SWISS FRANC TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares® Swiss Franc Trust

Date: June 11, 2012		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)