Form 10-K
period 2012-10-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2013-01-14
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 3,500,000 shares of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2012 as reported by NYSE Arca on that date: $380,240,000.

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

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor is Guggenheim Specialized Products, LLC, a Delaware limited liability company. The Sponsor changed its name from Rydex Specialized Products LLC as of March 30, 2012.

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $1,547,906 for the year ended October 31, 2012.

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

Trust Expenses

In certain exceptional cases the Trust may pay expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor, expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Swiss Francs in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero or below zero, based upon the Depository’s belief that the Tom-Next Overnight Indexed Swap rate (the “TOIS rate”) does not accurately reflect the market, other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Swiss Francs to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

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

If the Depository becomes insolvent, its assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository, the U.S. bank of which it is a branch or any local cash correspondent holding the currency on deposit for the benefit of the Trust, there may be a delay and costs incurred in recovering the Swiss Francs held in the Deposit Accounts.

Swiss Francs deposited in the Deposit Accounts by an Authorized Participant are commingled with Swiss Francs deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. Swiss Francs held in the Deposit Accounts are not segregated from the Depository’s other assets.

The Trust has no proprietary rights in or to any specific Swiss Francs held by the Depository and will be an unsecured creditor of the Depository with respect to the Swiss Francs held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository, the U.S. bank of which it is a branch or any local cash correspondent holding the currency on deposit for the benefit of the Trust becomes insolvent, the Depository’s assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of Swiss Francs deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Swiss Francs held in all accounts by the Depository, including the Deposit Accounts. In the case of insolvency of a local cash correspondent, a liquidator may seek to freeze access to the Swiss Francs held in all accounts by such local cash correspondent, including the Deposit Accounts held by such cash correspondent. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims.

These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead are held at the London branch of a U.S. national bank or with a local cash correspondent, where they are subject to English and Swiss insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. or with a local cash correspondent will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

The Depository is not a trustee for the Trust or the Shareholders. As stated above, the Depository is not obligated to maximize the interest rate paid to the Trust. In addition, the Depository has no duty to continue to act as the depository of the Trust. The Depository can terminate its role as depository for any reason whatsoever upon 90 days’ notice to the Trust. If directed by the Sponsor, the Trustee must terminate the Depository. Such a termination might result, for example, if the Sponsor determines that the interest rate paid by the Depository is inadequate. In the event that the Depository was to resign or be removed, the Trust will be terminated.

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

None.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2012 and October 31, 2011:

Fiscal Year Ended October 31, 2012:	High	Low
Quarter Ended
January 31, 2012	$112.51	$103.40
April 30, 2012	$110.33	$106.00
July 31, 2012	$108.63	$99.05
October 31, 2012	$106.77	$99.89

Fiscal Year Ended October 31, 2011:	High	Low
Quarter Ended
January 31, 2011	$106.25	$98.87
April 30, 2011	$114.55	$101.88
July 31, 2011	$125.79	$110.90
October 31, 2011	$136.78	$106.69

The number of record holders of Shares of the registrant as of November 30, 2012 was approximately 107. Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	—	$—
September	—	$—
October	150,000	$105.66

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2012 and October 31, 2011.

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2012, October 31, 2011, October 31, 2010, October 31, 2009 and October 31, 2008.

Income	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 31, 2008
Interest income	$—	$—	$—	$76,947	$6,839,514

Total Income	—	—	—	76,947	6,839,514

Expenses
Sponsor’s fee	(1,547,906)	(2,501,694)	(1,331,736)	(1,460,691)	(1,677,948)
Interest Expense	(136)	—	—	—	—

Total Expenses	(1,548,042	(2,501,694)	(1,331,736)	(1,460,691)	(1,677,948)

Net (Loss)/Income	$(1,548,042)	$(2,501,694)	$(1,331,736)	$(1,383,744)	$5,161,566

Other Comprehensive Loss:
Currency translation adjustment	(5,404)	(79,401)	(12,373)	(14,420)	(72,664)

Total Comprehensive (Loss)/Income	$(1,553,446)	$(2,581,095)	$(1,344,109)	$(1,398,164)	$5,088,902

Basic and Diluted Earnings per Share	$(0.42)	$(0.45)	$(0.38)	$(0.34)	$1.15
Weighted-average Shares Outstanding	3,658,880	5,553,562	3,506,986	4,085,068	4,497,814
Cash Dividends per Share	$—	$—	$—	$0.11	$1.15

As of October 31, 2012, total assets were $333,082,495, and for the fiscal year ended October 31, 2012, net cash flows were $(234,559,515).

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

Neither Guggenheim Specialized Products, LLC d/b/a Guggenheim Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2012 was an annual nominal rate of -0.002%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2012.

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

Results of Operations

As of October 31, 2010, the number of Swiss Francs owned by the Trust was 347,402,559, resulting in a redeemable capital share value of $353,104,641. During the year ended October 31, 2011, an additional 7,850,000 shares were created in exchange for 777,065,512 Swiss Francs and 6,800,000 shares were redeemed in exchange for 672,485,065 Swiss Francs. In addition, 2,152,179 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2011, the number of Swiss Francs owned by the Trust was 449,830,826, resulting in a redeemable capital share value of $516,375,375. During the year ended October 31, 2012, an additional 450,000 shares were created in exchange for 44,410,006 Swiss Francs and 1,850,000 shares were redeemed in exchange for 182,562,860 Swiss Francs. In addition, 1,511,553 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2012, the number of Swiss Francs owned by the Trust was 310,166,419, resulting in a redeemable capital share value of $332,968,198.

A decrease in the Trust’s redeemable capital share value from $516,375,375 at October 31, 2011 to $332,968,198 at October 31, 2012, was primarily the result of a decrease in the Shares outstanding from 4,550,000 at October 31, 2011 to 3,150,000 at October 31, 2012 coupled with a decrease in the Closing Spot Rate from 1.1484 at October 31, 2011 to 1.0739 at October 31, 2012. An increase in the Trust’s redeemable capital share value from $353,104,641 at October 31, 2010 to $516,375,375 at October 31, 2011, was primarily the result of an increase in the Shares outstanding from 3,500,000 at October 31, 2010 to 4,550,000 at October 31, 2011 coupled with an increase in the Closing Spot Rate from 1.0168 at October 31, 2010 to 1.1484 at October 31, 2011.

No interest income was earned during the years ended October 31, 2012, October 31, 2011 and October 31, 2010, due to an annual nominal interest rate which remained at or below 0% through those periods as set forth in the chart above. During the month of October, 2012, the interest rate fell below 0%, thus creating an interest expense to the Trust of $136.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $2,501,694 for the year ended October 31, 2011 to $1,548,042 for the year ended October 31, 2012. The primary expense of the Trust during the year ended October 31, 2012 was the Sponsor’s fee. Due primarily to an increase in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee increased from $1,331,736 for the year ended October 31, 2010 to $2,501,694 for the year ended October 31, 2011. The only expense of the Trust during the year ended October 31, 2011 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2012 was $1,548,042 as a result of the Sponsor’s fee of $1,547,906 and interest expense of $136 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2011 was $2,501,694, due to the Sponsor’s fee of $2,501,694 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2010 was $1,331,736 as a result of the Sponsor’s fee of $1,331,736 exceeding interest income of $0.

Cash dividends were not paid by the Trust in the years ended October 31, 2012, October 31, 2011 and October  31, 2010, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2012. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2012.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 49, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 46, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 42, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2012 and October 31, 2011:

	2012	2011
Audit Fees	$23,867	$28,000
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$23,867	$28,000

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132364) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132364) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Swiss Franc Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on June 11, 2012.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Amendment 2 to Deposit Account Agreement dated as of September 1st, 2010 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.4	Amendment 3 to Deposit Account Agreement dated as of August 10, 2011 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A, incorporated herein by reference to Exhibit 10.4 to the Registration on Form S-3 (File No. 333-176370) filed by the Trust on August 17, 2011.

10.5	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Swiss Franc Trust

Financial Statements as of October 31, 2012

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Swiss Franc Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Swiss Franc Trust (the “Trust”) as of October 31, 2012 and 2011, and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2012. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Swiss Franc Trust at October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Swiss Franc Trust’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Swiss Franc Trust:

We have audited CurrencyShares® Swiss Franc Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Swiss Franc Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2012 and 2011, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2012 of CurrencyShares® Swiss Franc Trust and our report dated January 14, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2013

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	October 31, 2012	October 31, 2011
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$333,082,495	$567,642,010
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$333,082,495	$567,642,010

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Redemptions payable	$—	$51,070,092
Accrued Sponsor’s fee	114,158	196,543
Accrued interest expense	139	—

Total Current Liabilities	114,297	51,266,635

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 3,150,000 and 4,550,000 issued and outstanding, respectively	332,968,198	516,375,375
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$333,082,495	$567,642,010

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Income and Comprehensive Income

	Year ended	Year ended	Year ended
	October 31, 2012	October 31, 2011	October 31, 2010
Income
Interest Income	$—	$—	$—

Total Income	—	—	—

Expenses
Sponsor’s fee	(1,547,906)	(2,501,694)	(1,331,736)
Interest Expense	(136)	—	—

Total Expenses	(1,548,042)	(2,501,694)	(1,331,736)
Net Loss	$(1,548,042)	$(2,501,694)	$(1,331,736)

Other Comprehensive Loss:
Currency translation adjustment	(5,404)	(79,401)	(12,373)

Total Comprehensive Loss	$(1,553,446)	$(2,581,095)	$(1,344,109)

Basic and Diluted Earnings per Share	$(0.42)	$(0.45)	$(0.38)
Weighted-average Shares Outstanding	3,658,880	5,553,562	3,506,986

Cash Dividends per Share	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2012	Year ended October 31, 2011	Year ended October 31, 2010
Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(1,548,042)	(2,501,694)	(1,331,736)
Adjustment of redeemable capital shares to redemption value	1,548,042	2,501,694	1,331,736

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(5,404)	(79,401)	(12,373)
Adjustment of redeemable capital shares to redemption value	5,404	79,401	12,373

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

	Year ended October 31, 2012	Year ended October 31, 2011	Year ended October 31, 2010
Cash flows from operating activities
Cash paid for expenses	$(1,614,438)	$(2,401,677)	$(1,330,127)

Net cash used in operating activities	(1,614,438)	(2,401,677)	(1,330,127)

Cash flows from financing activities
Cash received to purchase redeemable shares	47,432,804	867,149,319	108,758,290
Cash paid to redeem redeemable shares	(242,487,969)	(700,817,673)	(137,209,734)

Net cash (used in)/provided by financing activities	(195,055,165)	166,331,646	(28,451,444)

Adjustment to period cash flows due to currency movement	(37,889,912)	50,481,172	13,295,922

(Decrease)/Increase in cash	(234,559,515)	214,411,141	(16,485,649)
Cash at beginning of year	567,642,010	353,230,869	369,716,518

Cash at end of year	$333,082,495	$567,642,010	$353,230,869

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(1,548,042)	$(2,501,694)	$(1,331,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	15,850	29,702	(1,807)
Accrued sponsor fee	114,158	196,543	126,228
Accrued interest expense	139	—	—
Prior period accrued sponsor fee	(196,543)	(126,228)	(122,812)

Net cash used in operating activities	$(1,614,438)	$(2,401,677)	$(1,330,127)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Notes to Financial Statements

1.	Organization and Description of the Trust

The CurrencyShares® Swiss Franc Trust (the “Trust”) was formed under the laws of the State of New York on June 8, 2006 when Guggenheim Specialized Products, LLC d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 100 Swiss Franc in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis. Any interest below zero for the period is reflected as interest expense.

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

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2012 was an annual nominal rate of -0.002%. For the year ended October 31, 2012, there were Swiss Franc principal deposits of 44,410,006, Swiss Franc principal redemptions 182,562,860 and Swiss Franc withdrawals (to pay expenses) of 1,511,553, resulting in an ending Swiss Franc principal balance of 310,166,419. This equates to 333,082,495 USD. For the year ended October 31, 2011, there were Swiss Franc principal deposits of 777,065,512, Swiss Franc principal redemptions of 672,485,065 and Swiss Franc withdrawals (to pay expenses) of 2,152,179, resulting in an ending Swiss Franc principal balance of 449,830,826. This equates to 516,571,918 USD (which includes USD redemptions payable). For the year ended October 31, 2010, there were Swiss Franc principal deposits of 114,228,832, Swiss Franc principal redemptions of 144,111,384 and Swiss Franc withdrawals (to pay expenses) of 1,397,032, resulting in an ending Swiss Franc principal balance of 347,402,559. This equates to 353,230,869 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2012		Year ended October 31, 2011		Year ended October 31, 2010
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	4,550,000	$516,375,375	3,500,000	$353,104,641	3,800,000	$369,593,706
Shares issued	450,000	47,432,804	7,850,000	867,149,319	1,150,000	108,758,290
Shares redeemed	(1,850,000)	(194,989,127)	(6,800,000)	(750,445,049)	(1,450,000)	(137,209,734)
Adjustment to period Shares due to currency movement and other	—	(35,850,854)	—	46,566,464	—	11,962,379

Ending balance	3,150,000	$332,968,198	4,550,000	$516,375,375	3,500,000	$353,104,641

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2012:

	Three months ended October 31, 2012	Three months ended July 31, 2012	Three months ended April 30, 2012	Three months ended January 31, 2012
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(338,059)	(348,518)	(400,568)	(460,761)
Interest Expense	(136)	—	—	—

Total Expenses	(338,195)	(348,518)	(400,568)	(460,761)
Net Loss	$(338,195)	$(348,518)	$(400,568)	$(460,761)
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(5,689)	6,285	(2,351)	(3,649)

Total Comprehensive Loss	$(343,884)	$(342,233)	$(402,919)	$(464,410)

Basic and Diluted Earnings per Share	$(0.10)	$(0.10)	$(0.11)	$(0.11)
Weighted-average Shares Outstanding	3,230,435	3,363,043	3,762,778	4,281,552
Cash Dividends per Share	$—	$—	$—	$—

Fiscal Period Ended October 31, 2011:

	Three months ended October 31, 2011	Three months ended July 31, 2011	Three months ended April 30, 2011	Three months ended January 31, 2011
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(834,970)	(826,921)	(473,772)	(366,031)

Total Expenses	(834,970)	(826,921)	(473,772)	(366,031)
Net Loss	$(834,970)	$(826,921)	$(473,772)	$(366,031)
Other Comprehensive Income/(Loss):
Currency translation adjustment	21,286	(59,905)	(29,175)	(11,607)

Total Comprehensive Loss	$(813,684)	$(886,826)	$(502,947)	$(377,638)

Basic and Diluted Earnings per Share	$(0.12)	$(0.12)	$(0.10)	$(0.10)
Weighted-average Shares Outstanding	7,022,283	7,057,609	4,551,124	3,550,543
Cash Dividends per Share	$—	$—	$—	$—

6.	Sponsor’s Fee

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2013.

CURRENCYSHARES®
SWISS FRANC TRUST

By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swiss Franc Trust

	By:	/s/ NIKOLAOS BONOS
Nikolaos Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NIKOLAOS BONOS Nikolaos Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2013

/S/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2013

/S/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2013

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.