Form 10-Q
period 2013-01-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2013-03-08
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

CURRENCYSHARES® SWISS FRANC TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	January 31, 2013	October 31, 2012
	(Unaudited)
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$307,905,579	$333,082,495
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$307,905,579	$333,082,495

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$110,149	$114,158
Accrued interest expense	—	139

Total Current Liabilities	110,149	114,297
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 2,850,000 and 3,150,000 issued and outstanding, respectively	307,795,430	332,968,198
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$307,905,579	$333,082,495

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended
	January 31, 2013	January 31, 2012
Income
Interest Income	$—	$—

Total Income	—	—
Expenses
Sponsor’s fee	(331,237)	(460,761)
Interest Expense	(32)	—

Total Expenses	(331,269)	(460,761)
Net Loss	$(331,269)	$(460,761)

Basic and Diluted Earnings per Share	$(0.11)	$(0.11)
Weighted-average Shares Outstanding	3,096,739	4,281,522
Cash Dividends per Share	$—	$—
Other Comprehensive Loss:
Currency translation adjustment	(6,487)	(3,649)

Total Comprehensive Loss	$(337,756)	$(464,410)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Three months ended
	January 31, 2013	Year Ended
	(Unaudited)	October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(331,269)	(1,548,042)
Adjustment of redeemable capital shares to redemption value	331,269	1,548,042

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(6,487)	(5,404)
Adjustment of redeemable capital shares to redemption value	6,487	5,404

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Three months ended	Three months ended
	January 31, 2013	January 31, 2012
Cash flows from operating activities
Cash paid for expenses	$(337,886)	$(500,630)

Net cash used in operating activities	(337,886)	(500,630)
Cash flows from financing activities
Cash received to purchase redeemable shares	—	10,656,511
Cash paid to redeem redeemable shares	(31,782,611)	(143,875,317)

Net cash used in financing activities	(31,782,611)	(133,218,806)
Adjustment to period cash flows due to currency movement	6,943,582	(31,181,828)

Decrease in cash	(25,176,915)	(164,901,264)
Cash at beginning of period	333,082,494	567,642,010

Cash at end of period	$307,905,579	$402,740,746

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(331,269)	$(460,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Prior period receivable from accrued interest	(139)	—
Currency translation adjustment	(2,469)	10,745
Accrued sponsor fee	110,149	145,929
Prior period accrued sponsor fee	(114,158)	(196,543)

Net cash used in operating activities	$(337,886)	$(500,630)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2013.

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

B. Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. As of November 13, 2008, Swiss Franc deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Swiss Franc exchange rate as determined by The WM Company, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the Swiss Franc in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Swiss Francs to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

3. Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2013 was an annual nominal rate of 0.00%. For the three months ended January 31, 2013, there were no Swiss Franc principal deposits, Swiss Franc principal redemptions 29,504,720 and Swiss Franc withdrawals (to pay expenses) of 313,669, resulting in an ending Swiss Franc principal balance of 280,348,030. This equates to 307,905,579 USD. For the year ended

October 31, 2012, there were Swiss Franc principal deposits of 44,410,006, Swiss Franc principal redemptions 182,562,860 and Swiss Franc withdrawals (to pay expenses) of 1,511,553, resulting in an ending Swiss Franc principal balance of 310,166,419. This equates to 333,082,495 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended
	January 31, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,150,000	$332,968,198	4,550,000	$516,375,375
Shares issued	—	—	450,000	47,432,804
Shares redeemed	(300,000)	(31,782,611)	(1,850,000)	(194,989,127)
Adjustment to period Shares due to currency movement and other	—	6,609,843	—	(35,850,854)

Ending balance	2,850,000	$307,795,430	3,150,000	332,968,198

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

9. Adoption of New Accounting Standard

The Trust adopted “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) in the 2013 first quarter which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, a statement of comprehensive income or (2) in two separate but consecutive financial statements, an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 required retrospective application. The adoption of these updates changed the order in which certain financial information is presented, but did not have any other impact on the financial statements.

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Swiss Francs in the Trust at the end of the preceding day accrued but unpaid interest, if any, Swiss Francs receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swiss Francs payable under pending redemption orders and other Trust expenses and liabilities, if any. Prior to November 13, 2008, the NAV was expressed in U.S. Dollars (“USD”) based on the “Noon Buying Rate,” which is the Swiss Francs/USD exchange rate as determined by the Federal Reserve Bank of New York at 12:00 PM (New York time). As of November 13, 2008, the NAV is expressed in USD based on the Swiss Francs/USD exchange rate as determined by The WM Company, at 4:00 PM (London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

NAV per Share; Valuation of the Swiss Franc

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 100 Swiss Francs:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2013 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2013.

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

Results of Operations

As of October 31, 2012, the number of Swiss Francs owned by the Trust was 310,166,419, resulting in a redeemable capital share value of $332,968,198. During the three months ended January 31, 2013, no additional Shares were created and 300,000 Shares were redeemed in exchange for 29,504,720 Swiss Francs. In addition, 313,669 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of January 31, 2013, the number of Swiss Francs owned by the Trust was 280,348,030, resulting in a redeemable capital Share value of $307,795,430.

A decrease in the Trust’s redeemable capital Share value from $332,968,198 at October 31, 2012 to $307,795,430 at January 31, 2013, was primarily the result of a decrease in the Shares outstanding from 3,150,000 at October 31, 2012 to 2,850,000 at January 31, 2013. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 1.0739 at October 31, 2012 to 1.0983 at January 31, 2013.

No interest income was earned during the three months ended January 31, 2012 or the three months ended January 31, 2013 due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above. During the month of November, 2012, the interest rate fell below 0%, thus creating an interest expense to the Trust of $32.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $460,761 for the three months ended January 31, 2012 to $331,237 for the three months ended January 31, 2013. The primary expense of the Trust during the three months ended January 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2013 was $331,269, as a result of the Sponsor’s fee of $331,237 and interest expense of $32 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended January 31, 2012 and the three months ended January 31, 2013 as the Trust’s interest income did not exceed the Trust’s expenses for those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Swiss Franc exchange rate and the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2013, 6 Baskets (300,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2012 – 11/30/2012	—	$—
12/01/2012 – 12/31/2012	300,000	$106.02
01/01/2013 – 01/31/2013	—	$—

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

CURRENCYSHARES® SWISS FRANC TRUST

	By	Guggenheim Specialized Products, LLC, Sponsor of the CurrencyShares® Swiss Franc Trust

Date: March 8, 2013		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)