Form 10-Q
period 2013-04-30
CURRENCYSHARES SWISS FRANC TRUST
filed 2013-06-07
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWISS FRANC TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2013 and October 31, 2012	2

Statements of Comprehensive Income for the three months ended April 30, 2013, the three months ended April 30, 2012, the six months ended April 30, 2013 and the six months ended April 30, 2012	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2013 and the year ended October 31, 2012	4

Statements of Cash Flows for the six months ended April 30, 2013 and the six months ended April 30, 2012	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosure	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	April 30, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$290,913,690	$333,082,495
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$290,913,690	$333,082,495

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$100,553	$114,158
Accrued interest expense	—	139

Total Current Liabilities	100,553	114,297
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 2,750,000 and 3,150,000 issued and outstanding, respectively	290,813,137	332,968,198
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$290,913,690	$333,082,495

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2013	Three months ended April 30, 2012	Six months ended April 30, 2013	Six months ended April 30, 2012
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—
Expenses
Sponsor’s fee	(303,414)	(400,568)	(634,651)	(861,329)
Interest Expense	—	—	(32)	—

Total Expenses	(303,414)	(400,568)	(634,683)	(861,329)
Net Loss	$(303,414)	$(400,568)	$(634,683)	$(861,329)

Basic and Diluted Earnings per Share	$(0.10)	$(0.11)	$(0.21)	$(0.21)
Weighted-average Shares Outstanding	2,956,742	3,762,778	3,027,901	4,025,000
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Loss:
Currency translation adjustment	(1,822)	(2,351)	(8,309)	(6,000)

Total Comprehensive Loss	$(305,236)	$(402,919)	$(642,992)	$(867,329)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2013 (Unaudited)	Year ended October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(634,683)	(1,548,042)
Adjustment of redeemable capital shares to redemption value	634,683	1,548,042

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(8,309)	(5,404)
Adjustment of redeemable capital shares to redemption value	8,309	5,404

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Six months ended	Six months ended
	April 30, 2013	April 30, 2012
Cash flows from operating activities
Cash paid for expenses	$(648,609)	$(920,714)

Net cash used in operating activities	(648,609)	(920,714)
Cash flows from financing activities
Cash received to purchase redeemable shares	26,389,742	42,919,644
Cash paid to redeem redeemable shares	(68,604,661)	(193,212,956)

Net cash used in financing activities	(42,214,919)	(150,293,312)
Adjustment to period cash flows due to currency movement	694,723	(25,104,568)

Decrease in cash	(42,168,805)	(176,318,594)
Cash at beginning of period	333,082,495	567,642,010

Cash at end of period	$290,913,690	$391,323,416

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(634,683)	$(861,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Prior period receivable from accrued interest	(139)	—
Currency translation adjustment	(182)	8,400
Accrued sponsor fee	100,553	128,758
Prior period accrued sponsor fee	(114,158)	(196,543)

Net cash used in operating activities	$(648,609)	$(920,714)

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

3. Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2013 was an annual nominal rate of 0.00%. For the six months ended April 30, 2013, there were Swiss Franc principal deposits of 24,578,826, Swiss Franc principal redemptions of 63,896,871 and Swiss Franc withdrawals (to pay expenses) of 604,101, resulting in an ending Swiss Franc principal balance of 270,244,273. This equates to 290,913,690 USD. For the year ended October 31, 2012, there were Swiss Franc principal deposits of 44,410,006, Swiss Franc principal redemptions 182,562,860 and Swiss Franc withdrawals (to pay expenses) of 1,511,553, resulting in an ending Swiss Franc principal balance of 310,166,419. This equates to 333,082,495 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended
	April 30, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,150,000	$332,968,198	4,550,000	$516,375,375
Shares issued	250,000	26,389,742	450,000	47,432,804
Shares redeemed	(650,000)	(68,604,661)	(1,850,000)	(194,989,127)
Adjustment to period Shares due to currency movement and other	—	59,858	—	(35,850,854)

Ending balance	2,750,000	$290,813,137	3,150,000	$332,968,198

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2013 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2013.

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

Results of Operations

As of October 31, 2012, the number of Swiss Francs owned by the Trust was 310,166,419, resulting in a redeemable capital share value of $332,968,198. During the six months ended April 30, 2013, 250,000 additional Shares were created in exchange for 24,578,826 Swiss Francs and 650,000 Shares were redeemed in exchange for 65,896,871 Swiss Francs. In addition, 604,101 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2013, the number of Swiss Francs owned by the Trust was 270,244,273, resulting in a redeemable capital Share value of $290,813,137.

A decrease in the Trust’s redeemable capital Share value from $332,968,198 at October 31, 2012 to $290,813,137 at April 30, 2013, was primarily the result of a decrease in the Shares outstanding from 3,150,000 at October 31, 2012 to 2,750,000 at April 30, 2013. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 1.0739 at October 31, 2012 to 1.0765 at April 30, 2013.

No interest income was earned during the three months ended April 30, 2012, the three months ended April 30, 2013, the six months ended April 30, 2012 and the six months ended April 30, 2013 due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above. During the month of November, 2012, the interest rate fell below 0%, thus creating an interest expense to the Trust of $32.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $400,568 for the three months ended April 30, 2012 to $303,414 for the three months ended April 30, 2013, and decreased from $861,329 for the six months ended April 30, 2012 to $634,651 for the six months ended April 30, 2013. The primary expense of the Trust during the three months and six months ended April 30, 2013 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2013 was $303,414, due to the Sponsor’s fee of $303,414 exceeding the Trust’s interest income of $0. The Trust’s net loss for the six months ended April 30, 2013 was $634,683, due to the Sponsor’s fee of $634,651 and interest expense of $32 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended April 30, 2012, the three months ended April 30, 2013 the six months ended April 30, 2012 and the six months ended April 30, 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Swiss Franc exchange rate and the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2013, 7 Baskets (350,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2013 – 02/28/2013	—	$—
03/01/2013 – 03/31/2013	150,000	$103.85
04/01/2013 – 04/30/2013	200,000	$104.95

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

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

CURRENCYSHARES® SWISS FRANC TRUST

	By	Guggenheim Specialized Products, LLC, Sponsor of the CurrencyShares® Swiss Franc Trust

Date: June 7, 2013		By:	/s/ Joseph Arruda
Joseph Arruda Chief Financial Officer (principal financial officer)