Form 10-Q
period 2013-07-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2013-09-06
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWISS FRANC TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	July 31, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$274,707,021	$333,082,495
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$274,707,021	$333,082,495

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$92,616	$114,158
Accrued interest expense	—	139

Total Current Liabilities	92,616	114,297

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 2,600,000 and 3,150,000 issued and outstanding, respectively	274,614,405	332,968,198
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$274,707,021	$333,082,495

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2013	Three months ended July 31, 2012	Nine months ended July 31, 2013	Nine months ended July 31, 2012
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(279,517)	(348,518)	(914,168)	(1,209,848)
Interest Expense	—	—	(32)	—

Total Expenses	(279,517)	(348,518)	(914,200)	(1,209,848)

Net Loss	$(279,517)	$(348,518)	$(914,200)	$(1,209,848)

Basic and Diluted Earnings per Share	$(0.10)	$(0.10)	$(0.31)	$(0.32)
Weighted-average Shares Outstanding	2,667,935	3,363,043	2,906,593	3,802,737

Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(5,027)	6,285	(13,336)	286

Total Comprehensive Loss	$(284,544)	$(342,233)	$(927,536)	$(1,209,562)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2013 (Unaudited)	Year ended October 31, 2012

Retained Earnings, Beginning of Period	$—	$—
Net Loss	(914,200)	(1,548,042)
Adjustment of redeemable capital shares to redemption value	914,200	1,548,042

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(13,336)	(5,404)
Adjustment of redeemable capital shares to redemption value	13,336	5,404

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2013	Nine months ended July 31, 2012
Cash flows from operating activities
Cash paid for expenses	$(935,468)	$(1,272,500)

Net cash used in operating activities	(935,468)	(1,272,500)

Cash flows from financing activities
Cash received to purchase redeemable shares	41,979,705	42,334,829
Cash paid to redeem redeemable shares	(99,705,835)	(227,578,559)

Net cash used in financing activities	(57,726,130)	(185,243,730)

Adjustment to period cash flows due to currency movement	286,124	(52,727,615)

Decrease in cash	(58,375,474)	(239,243,845)
Cash at beginning of period	333,082,495	567,642,010

Cash at end of period	$274,707,021	$328,398,165

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(914,200)	$(1,209,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Prior period receivable from accrued interest	(139)	—
Currency translation adjustment	413	20,220
Accrued sponsor fee	92,616	113,671
Prior period accrued sponsor fee	(114,158)	(196,543)

Net cash used in operating activities	$(935,468)	$(1,272,500)

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

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2013 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2013, there were Swiss Franc principal deposits of 39,303,834, Swiss Franc principal redemptions of 93,350,386 and Swiss Franc withdrawals (to pay expenses) of 875,839, resulting in an ending Swiss Franc principal balance of 255,244,028. This equates to 274,707,021 USD. For the year ended October 31, 2012, there were Swiss Franc principal deposits of 44,410,006, Swiss Franc principal redemptions 182,562,860 and Swiss Franc withdrawals (to pay expenses) of 1,511,553, resulting in an ending Swiss Franc principal balance of 310,166,419. This equates to 333,082,495 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2013 (Unaudited)		Year ended October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,150,000	$332,968,198	4,550,000	$516,375,375
Shares issued	400,000	41,979,705	450,000	47,432,804
Shares redeemed	(950,000)	(99,705,835)	(1,850,000)	(194,989,127)
Adjustment to period Shares due to currency movement and other	—	(627,663)	—	(35,850,854)

Ending balance	2,600,000	$274,614,405	3,150,000	$332,968,198

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2013 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2013.

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

Results of Operations

As of October 31, 2012, the number of Swiss Francs owned by the Trust was 310,166,419, resulting in a redeemable capital share value of $332,968,198. During the nine months ended July 31, 2013, 400,000 additional Shares were created in exchange for 39,303,834 Swiss Francs and 950,000 Shares were redeemed in exchange for 93,350,386 Swiss Francs. In addition, 875,839 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2013, the number of Swiss Francs owned by the Trust was 255,244,028 resulting in a redeemable capital Share value of $274,614,405.

A decrease in the Trust’s redeemable capital Share value from $332,968,198 at October 31, 2012 to $274,614,405 at July 31, 2013, was primarily the result of a decrease in the Shares outstanding from 3,150,000 at October 31, 2012 to 2,600,000 at July 31, 2013. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 1.0739 at October 31, 2012 to 1.0763 at July 31, 2013.

No interest income was earned during the three months ended July 31, 2012 and 2013 or the nine months ended July 31, 2012 and 2013 due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above. During the month of November, 2012, the interest rate fell below 0%, thus creating an interest expense to the Trust of $32.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $348,518 for the three months ended July 31, 2012 to $279,517 for the three months ended July 31, 2013, and decreased from $1,209,848 for the nine months ended July 31, 2012 to $914,168 for the nine months ended July 31, 2013. The primary expense of the Trust during the three and nine months ended July 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2013 was $279,517, due to the Sponsor’s fee of $279,517 exceeding the Trust’s interest income of $0. The Trust’s net loss for the nine months ended July 31, 2013 was $914,200, due to the Sponsor’s fee of $914,168 and interest expense of $32 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended July 31, 2012 and 2013 or the nine months ended July 31, 2012 and 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Swiss Franc exchange rate and the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2013, 6 Baskets (300,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share

05/01/2013 – 05/31/2013	—	$—

06/01/2013 – 06/30/2013	300,000	$104.83

07/01/2013 – 07/31/2013	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132364) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132364) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Swiss Franc Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on June 11, 2012.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Amendment 2 to Deposit Account Agreement dated as of September 1st, 2010 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.4	Amendment 3 to Deposit Account Agreement dated as of August 10, 2011 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A, incorporated herein by reference to Exhibit 10.4 to the Registration on Form S-3 (File No. 333-176370) filed by the Trust on August 17, 2011.

10.5	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
SWISS FRANC TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Swiss Franc Trust

Date: September 6, 2013		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)