Form 10-K
period 2013-10-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2014-01-14
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-32907

CurrencyShares® Swiss Franc Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

(Exact name of registrant as specified in its charter)

New York	No. 20-4686336
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 King Farm Boulevard, Suite 600
Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Swiss Franc Shares	NYSE Arca
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 2,750,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2013 as reported by NYSE Arca on that date: $290,482,500.

CURRENCYSHARES® SWISS FRANC TRUST

i

PART I

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE listing fees, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $1,189,346 for the fiscal year ended October 31, 2013.

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

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Swiss Franc deposit balances.

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

Each outstanding Share represents a fractional, undivided interest in the Swiss Francs held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw Swiss Francs from the Trust to pay these excess expenses. As long as the amount of interest earned does not exceed expenses, the amount of Swiss Francs represented by each Share would gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Swiss Francs into the Trust, as the amount of Swiss Francs required to create Shares will proportionately reflect the amount of Swiss Francs represented by the Shares outstanding at the time of creation. As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of the Swiss Franc increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

Neither the Shares nor the Deposit Accounts and the Swiss Francs deposited in them are a deposits insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

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

If Switzerland joins the European Union, it will have the option to adopt the euro as its currency in lieu of the Swiss Franc. If Switzerland considers adopting or adopts the euro as its currency, the value of the Swiss Franc could decline, depending on, among other things, the relative value of the Swiss Franc and the euro, the conversion ratio of Swiss Francs per euro and the timing of the adoption of the euro. If the Swiss Franc loses value, the value of the Shares would also decline and Shareholders may lose money on their investment. Furthermore, if Switzerland adopts the euro as its currency, the Trust will terminate when the Council of the European Union adopts an irrevocable conversion rate of Swiss Francs to euro. Upon termination of the Trust, it will liquidate, and it may liquidate at a time disadvantageous to Shareholders, such as when the price of the Swiss Franc has declined below the price prevailing when Shareholders purchased their Shares. If this occurs, Shareholders may lose money on their investment.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2013 and October 31, 2012:

Fiscal Year Ended October 31, 2013:	High	Low
Quarter Ended
January 31, 2013	$108.06	$103.74
April 30, 2013	$108.38	$102.97
July 31, 2013	$106.71	$100.42
October 31, 2013	$109.91	$103.87

Fiscal Year Ended October 31, 2012:	High	Low
Quarter Ended
January 31, 2012	$112.51	$103.40
April 30, 2012	$110.33	$106.00
July 31, 2012	$108.63	$99.05
October 31, 2012	$106.77	$99.89

The number of record holders of Shares of the registrant as of November 30, 2013 was approximately 101.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	50,000	$105.05
September	50,000	$107.66
October	—	$—

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2013 and October 31, 2012.

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2013, October 31, 2012, October 31, 2011, October 31, 2010 and October 31, 2009.

Income	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011	Fiscal Year Ended October 31, 2010	Fiscal Year Ended October 31, 2009

Interest income	$—	$—	$—	$—	$76,947

Total Income	—	—	—	—	76,947

Expenses

Sponsor’s fee	(1,189,346)	(1,547,906)	(2,501,694)	(1,331,736)	(1,460,691)

Interest Expense	(32)	(136)	—	—	—

Total Expenses	(1,189,378)	(1,548,042)	(2,501,694)	(1,331,736)	(1,460,691)

Net Loss	$(1,189,378)	$(1,548,042)	$(2,501,694)	$(1,331,736)	$(1,383,744)

Basic and Diluted Earnings per Share	$(0.42)	$(0.42)	$(0.45)	$(0.38)	$(0.34)
Weighted-average Shares Outstanding	2,817,260	3,658,880	5,553,562	3,506,986	4,085,068

Cash Dividends per Share	$—	$—	$—	$—	$0.11

Other Comprehensive Loss:
Currency translation adjustment	(16,883)	(5,404)	(79,401)	(12,373)	(14,420)

Total Comprehensive Loss	$1,206,261)	$(1,553,446)	$(2,581,095)	$(1,344,109)	$(1,398,164)

As of October 31, 2013, total assets were $281,580,951, and for the fiscal year ended October 31, 2013, net cash flows were $(51,501,544).

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

NAV per Share; Valuation of the Swiss Franc

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE Arca and (3) the Noon Buying Rate (prior to November 13, 2008) and the Closing Spot Rate (as of and after November 13, 2008), expressed as a multiple of 100 Swiss Francs:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2013 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since the Shares began trading on the NYSE Arca:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2013.

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

Results of Operations

As of October 31, 2011, the number of Swiss Francs owned by the Trust was 449,830,826, resulting in a redeemable capital share value of $516,375,375. During the year ended October 31, 2012, an additional 450,000 shares were created in exchange for 44,410,006 Swiss Francs and 1,850,000 shares were redeemed in exchange for 182,562,860 Swiss Francs. In addition, 1,511,553 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2012, the number of Swiss Francs owned by the Trust was 310,166,419, resulting in a redeemable capital share value of $332,968,198. During the year ended October 31, 2013, an additional 500,000 shares were created in exchange for 49,109,217 Swiss Francs and 1,050,000 shares were redeemed in exchange for 103,160,498 Swiss Francs. In addition, 1,129,508 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2013, the number of Swiss Francs owned by the Trust was 254,985,630, resulting in a redeemable capital share value of $281,487,323.

A decrease in the Trust’s redeemable capital share value from $332,968,198 at October 31, 2012 to $281,487,323 at October 31, 2013, was primarily the result of a decrease in the number of shares outstanding from 3,150,000 at October 31, 2012 to 2,600,000 at October 31, 2013. The decrease in the Trust’s redeemable capital share value was partially offset by an increase in the Closing Spot Rate from 1.0739 at October 31, 2012 to 1.1043 at October 31, 2013. A decrease in the Trust’s redeemable capital share value from $516,375,375 at October 31, 2011 to $332,968,198 at October 31, 2012, was primarily the result of a decrease in the Shares outstanding from 4,550,000 at October 31, 2011 to 3,150,000 at October 31, 2012 coupled with a decrease in the Closing Spot Rate from 1.1484 at October 31, 2011 to 1.0739 at October 31, 2012.

No interest income was earned during the years ended October 31, 2013, October 31, 2012 and October 31, 2011, due to an annual nominal interest rate which remained at or below 0% through those periods as set forth in the chart above. During the month of November, 2012, the interest rate fell below 0%, thus creating an interest expense to the Trust of $32. During the month of October, 2012, the interest rate fell below 0%, thus creating an interest expense to the Trust of $136.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $1,548,042 for the year ended October 31, 2012 to $1,189,346 for the year ended October 31, 2013. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $2,501,694 for the year ended October 31, 2011 to $1,548,042 for the year ended October 31, 2012. The primary expense of the Trust during the year ended October 31, 2012 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2013 was $1,189,378 as a result of the Sponsor’s fee of $1,189,346 and interest expense of $32 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2012 was $1,548,042 as a result of the Sponsor’s fee of $1,547,906 and interest expense of $136 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2011 was $2,501,694, due to the Sponsor’s fee of $2,501,694 exceeding interest income of $0.

Cash dividends were not paid by the Trust in the years ended October 31, 2013, October 31, 2012 and October 31, 2011, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2013.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

Nikolaos Bonos, 50, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as

Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 47, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 43, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2013 and October 31, 2012:

	2013	2012

Audit Fees	$23,361	$23,867
Audit-related fees	2,000	0
Tax fees	0	0
All other Fees	0	0

	$25,361	$23,867

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

CurrencyShares® Swiss Franc Trust

Financial Statements as of October 31, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Swiss Franc Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Swiss Franc Trust (the “Trust”) as of October 31, 2013 and 2012, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2013. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Swiss Franc Trust at October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Swiss Franc Trust’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated January 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2014

Report of Independent Registered Public Accounting Firm

To The Board of Directors and the Shareholders of CurrencyShares® Swiss Franc Trust:

We have audited CurrencyShares® Swiss Franc Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Swiss Franc Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2013 and 2012, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2013 of CurrencyShares® Swiss Franc Trust and our report dated January 14, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2014

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	October 31, 2013	October 31, 2012
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$281,580,951	$333,082,495
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$281,580,951	$333,082,495

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$93,628	$114,158
Accrued interest expense	—	139

Total Current Liabilities	93,628	114,297

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 2,600,000 and 3,150,000 issued and outstanding, respectively	281,487,323	332,968,198
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$281,580,951	$333,082,495

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

	Year ended October 31, 2013	Year ended October 31, 2012	Year ended October 31, 2011
Income
Interest Income	$—	$—	$—

Total Income	—	—	—

Expenses
Sponsor’s fee	(1,189,346)	(1,547,906)	(2,501,694)
Interest Expense	(32)	(136)	-

Total Expenses	(1,189,378)	(1,548,042)	(2,501,694)

Net Loss	$(1,189,378)	$(1,548,042)	$(2,501,694)

Basic and Diluted Earnings per Share	$(0.42)	$(0.42)	$(0.45)
Weighted-average Shares Outstanding	2,817,260	3,658,880	5,553,562
Cash Dividends per Share	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(16,883)	(5,404)	(79,401)

Total Comprehensive Loss	$(1,206,261)	$(1,553,446)	$(2,581,095)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Year ended	Year ended	Year ended
	October 31, 2013	October 31, 2012	October 31, 2011

Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(1,189,378)	(1,548,042)	(2,501,694)
Adjustment of redeemable capital shares to redemption value	1,189,378	1,548,042	2,501,694

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(16,883)	(5,404)	(79,401)
Adjustment of redeemable capital shares to redemption value	16,883	5,404	79,401

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

	Year ended	Year ended	Year ended
	October 31, 2013	October 31, 2012	October 31, 2011
Cash flows from operating activities
Cash paid for expenses	$(1,212,621)	$(1,614,438)	$(2,401,677)

Net cash used in operating activities	(1,212,621)	(1,614,438)	(2,401,677)

Cash flows from financing activities
Cash received to purchase redeemable shares	52,722,841	47,432,804	867,149,319
Cash paid to redeem redeemable shares	(110,751,399)	(242,487,969)	(700,817,673)

Net cash (used in)/provided by financing activities	(58,028,558)	(195,055,165)	166,331,646

Adjustment to period cash flows due to currency movement	7,739,635	(37,889,912)	50,481,172

(Decrease)/Increase in cash	(51,501,544)	(234,559,515)	214,411,141
Cash at beginning of year	333,082,495	567,642,010	353,230,869

Cash at end of year	$281,580,951	$333,082,495	$567,642,010

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(1,189,378)	$(1,548,042)	$(2,501,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(2,574)	15,850	29,702
Accrued sponsor fee	93,628	114,158	196,543
Accrued interest expense	—	139	—
Prior period accrued sponsor fee	(114,158)	(196,543)	(126,228)
Prior period accrued interest expense	(139)	—	—

Net cash used in operating activities	$(1,212,621)	$(1,614,438)	$(2,401,677)

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. As of November 13, 2008, Swiss Franc deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Swiss Franc exchange rate as determined The WM Company, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

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

S Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2013 was an annual nominal rate of 0.00%. For the year ended October 31, 2013, there were Swiss Franc principal deposits of 49,109,217, Swiss Franc principal redemptions of 103,160,498 and Swiss Franc withdrawals (to pay expenses) of 1,129,508, resulting in an ending Swiss Franc principal balance of 254,985,630. This equates to 281,580,951 USD. For the year ended October 31, 2012, there were Swiss Franc principal deposits of 44,410,006, Swiss Franc principal redemptions 182,562,860 and Swiss Franc withdrawals (to pay expenses) of 1,511,553, resulting in an ending Swiss Franc principal balance of 310,166,419. This equates to 333,082,495 USD. For the year ended October 31, 2011, there was Swiss Franc principal deposits of 777,065,512, Swiss Franc principal redemptions of 672,485,065 and Swiss Franc withdrawals (to pay expenses) of 2,152,179, resulting in an ending Swiss Franc principal balance of 449,830,826. This equates to 516,571,918 USD (which includes USD redemptions payable).

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2013		October 31, 2012		October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	3,150,000	$332,968,198	4,550,000	$516,375,375	3,500,000	$353,104,641
Shares issued	500,000	52,722,841	450,000	47,432,804	7,850,000	867,149,319
Shares redeemed	(1,050,000)	(110,751,399)	(1,850,000)	(194,989,127)	(6,800,000)	(750,445,049)
Adjustment to period Shares due to currency movement and other	—	6,547,683	—	(35,850,854)	—	46,566,464

Ending balance	2,600,000	$281,487,323	3,150,000	$332,968,198	4,550,000	$516,375,375

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2013:

	Three months ended October 31, 2013	Three months ended July 31, 2013	Three months ended April 30, 2013	Three months ended January 31, 2013
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(275,178)	(279,517)	(303,414)	(331,237)
Interest Expense	—	—	—	(32)

Total Expenses	(275,178)	(279,517)	(303,414)	(331,269)
Net Loss	$(275,178)	$(279,517)	$(303,414)	$(331,269)

Basic and Diluted Earnings per Share	$(0.11)	$(0.10)	$(0.10)	$(0.11)
Weighted-average Shares Outstanding	2,552,174	2,667,935	2,956,742	3,096,739
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(3,547)	(5,027)	(1,822)	(6,487)

Total Comprehensive Loss	$(278,725)	$(284,544)	$(305,236)	$(337,756)

Fiscal Period Ended October 31, 2012:

	Three months ended October 31, 2012	Three months ended July 31, 2012	Three months ended April 30, 2012	Three months ended January 31, 2012
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(338,059)	(348,518)	(400,568)	(460,761)
Interest Expense	(136)	—	—	—

Total Expenses	(338,195)	(348,518)	(400,568)	(460,761)
Net Loss	$(338,195)	$(348,518)	$(400,568)	$(460,761)

Basic and Diluted Earnings per Share	$(0.10)	$(0.10)	$(0.11)	$(0.11)
Weighted-average Shares Outstanding	3,230,435	3,363,043	3,762,778	4,281,552
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(5,689)	6,285	(2,351)	(3,649)

Total Comprehensive Loss	$(343,884)	$(342,233)	$(402,919)	$(464,410)

6.	Sponsor’s Fee

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

10.	Adoption of New Accounting Standard

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2014.

CURRENCYSHARES®
SWISS FRANC TRUST

By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swiss Franc Trust

	By:	/s/ NIKOLAOS BONOS
Nikolaos Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NIKOLAOS BONOS Nikolaos Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2014

/s/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2014

/s/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2014

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.