Form 10-Q
period 2014-01-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2014-03-12
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

CURRENCYSHARES® SWISS FRANC TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	January 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$259,632,969	$281,580,951
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$259,632,969	$281,580,951

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$89,020	$93,628

Total Current Liabilities	89,020	93,628
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 2,400,000 and 2,600,000 issued and outstanding, respectively	259,543,949	281,487,323
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$259,632,969	$281,580,951

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013
Income
Interest Income	$—	$—

Total Income	—	—
Expenses
Sponsor’s fee	(275,216)	(331,237)
Interest Expense	—	(32)

Total Expenses	(275,216)	(331,269)
Net Loss	$(275,216)	$(331,269)

Basic and Diluted Earnings per Share	$(0.11)	$(0.11)
Weighted-average Shares Outstanding	2,514,130	3,096,739
Cash Dividends per Share	$—	$—
Other Comprehensive Income/(Loss):
Currency translation adjustment	714	(6,487)

Total Comprehensive Loss	$(274,502)	$(337,756)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2014 (Unaudited)	Year ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(275,216)	(1,189,378)
Adjustment of redeemable capital shares to redemption value	275,216	1,189,378

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	714	(16,883)
Adjustment of redeemable capital shares to redemption value	(714)	16,883

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013
Cash flows from operating activities
Cash received for accrued income	$(279,826)	$(337,886)

Net cash used in operating activities	(279,826)	(337,886)
Cash flows from financing activities
Cash paid to redeem redeemable shares	(21,694,083)	(31,782,611)

Net cash used in financing activities	(21,694,083)	(31,782,611)
Adjustment to period cash flows due to currency movement	25,927	6,943,582

Decrease in cash	(21,947,982)	(25,176,915)
Cash at beginning of period	281,580,951	333,082,494

Cash at end of period	$259,632,969	$307,905,579

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(275,216)	$(331,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	—	(139)
Currency translation adjustment	(2)	(2,469)
Accrued sponsor fee	89,020	110,149
Prior period accrued sponsor fee	(93,628)	(114,158)

Net cash used in operating activities	$(279,826)	$(337,886)

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

B. Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. As of November 13, 2008, Swiss Franc deposits (cash) are translated for NAV calculation purposes at the Closing Spot Rate, which is the USD/Swiss Franc exchange rate as determined by The WM Company, at 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading.

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

3. Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2014 was an annual nominal rate of 0.00%. For the three months ended January 31, 2014, there were no Swiss Franc principal deposits, Swiss Franc principal redemptions of 19,596,265 and Swiss Franc withdrawals (to pay expenses) of 252,766, resulting in an ending Swiss Franc principal balance of

235,136,599. This equates to 259,632,969 USD. For the year ended October 31, 2013, there were Swiss Franc principal deposits of 49,109,217, Swiss Franc principal redemptions of 103,160,498 and Swiss Franc withdrawals (to pay expenses) of 1,129,508, resulting in an ending Swiss Franc principal balance of 254,985,630. This equates to 281,580,951 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2014 (Unaudited)		Year ended October 31, 2013
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening balance	2,600,000	$281,487,323	3,150,000	$332,968,198
Shares issued	—	—	500,000	52,722,841
Shares redeemed	(200,000)	(21,694,083)	(1,050,000)	(110,751,399)
Adjustment to period Shares due to currency movement and other	—	(249,291)	—	6,547,683

Ending balance	2,400,000	$259,543,949	2,600,000	$281,487,323

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Swiss Francs in the Trust at the end of the preceding day accrued but unpaid interest, if any, Swiss Francs receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swiss Francs payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in USD based on the Swiss Francs/USD exchange rate as determined by The WM Company, at 4:00 PM (London time/London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

Movements in the Price of Swiss Franc

The investment objective of the Trust is for the Shares to reflect the price of the Swiss Franc plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swiss Francs. Each outstanding Share represents a proportional interest in the Swiss Francs held by the Trust. The following chart provides recent trends on the price of the Swiss Franc. The chart illustrates movements in the price of the Swiss Franc in USD and is based on the Closing Spot Rate.

NAV per Share; Valuation of the Swiss Franc

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on the NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 100 Swiss Francs:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2014 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since January 31, 2009:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2014.

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

Results of Operations

As of October 31, 2013, the number of Swiss Francs owned by the Trust was 254,985,630, resulting in a redeemable capital share value of $281,487,323. During the three months ended January 31, 2014, no additional Shares were created and 200,000 Shares were redeemed in exchange for 19,596,265 Swiss Francs. In addition, 252,766 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of January 31, 2014, the number of Swiss Francs owned by the Trust was 235,136,599, resulting in a redeemable capital Share value of $259,543,949.

A decrease in the Trust’s redeemable capital Share value from $281,487,323 at October 31, 2013 to $259,543,949 at January 31, 2014, was primarily the result of a decrease in the Shares outstanding from 2,600,000 at October 31, 2013 to 2,400,000 at January 31, 2014 coupled with a decrease in the Closing Spot Rate from 1.1043 at October 31, 2013 to 1.1042 at January 31, 2014.

No interest income was earned during the three months ended January 31, 2013 or the three months ended January 31, 2014 due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above. During the month of November, 2012, the interest rate fell below 0%, thus creating an interest expense to the Trust of $32.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $331,237 for the three months ended January 31, 2013 to $275,216 for the three months ended January 31, 2014. The only expense of the Trust during the three months ended January 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2014 was $275,216, due to the Sponsor’s fee of $275,216 exceeding the Trust’s interest income of $0.

Cash dividends were not paid by the Trust during the three months ended January 31, 2013 and the three months ended January 31, 2014 as the Trust’s interest income did not exceed the Trust’s expenses for those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Swiss Franc exchange rate and the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk.  The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2014, 4 Baskets (200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2013 – 11/30/2013	—	$—
12/01/2013 – 12/31/2013	150,000	$109.74
01/01/2014 – 01/31/2014	50,000	$108.75

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132364) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132364) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Swiss Franc Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Amendment 2 to Deposit Account Agreement dated as of September 1st, 2010 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.4	Amendment 3 to Deposit Account Agreement dated as of August 10, 2011 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A, incorporated herein by reference to Exhibit 10.4 to the Registration on Form S-3 (File No. 333-176370) filed by the Trust on August 17, 2011.

10.5	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
SWISS FRANC TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Swiss Franc Trust

Date: March 12, 2014	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)