Form 10-Q
period 2014-04-30
CURRENCYSHARES SWISS FRANC TRUST
filed 2014-06-09
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWISS FRANC TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2014 and October 31, 2013	2

Statements of Comprehensive Income for the three months ended April 30, 2014, the three months ended April 30, 2013, the six months ended April 30, 2014 and the six months ended April 30, 2013	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2014 and the year ended October 31, 2013	4

Statements of Cash Flows for the six months ended April 30, 2014 and the six months ended April 30, 2013	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	April 30, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$261,241,649	$281,580,951
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$261,241,649	$281,580,951

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$85,874	$93,628

Total Current Liabilities	85,874	93,628
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 2,350,000 and 2,600,000 issued and outstanding, respectively	261,155,775	281,487,323
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$261,241,649	$281,580,951

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—
Expenses
Sponsor’s fee	(252,909)	(303,414)	(528,125)	(634,651)
Interest Expense	—	—	—	(32)

Total Expenses	(252,909)	(303,414)	(528,125)	(634,683)
Net Loss	$(252,909)	$(303,414)	$(528,125)	$(634,683)

Basic and Diluted Earnings per Share	$(0.11)	$(0.10)	$(0.22)	$(0.21)
Weighted-average Shares Outstanding	2,345,506	2,956,742	2,431,215	3,027,901
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(1,508)	(1,822)	(794)	(8,309)

Total Comprehensive Loss	$(254,417)	$(305,236)	$(528,919)	$(642,992)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2014 (Unaudited)	Year ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(528,125)	(1,189,378)
Adjustment of redeemable capital shares to redemption value	528,125	1,189,378

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(794)	(16,883)
Adjustment of redeemable capital shares to redemption value	794	16,883

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2014	Six months ended April 30, 2013
Cash flows from operating activities
Cash paid for expenses	$(538,545)	$(648,609)

Net cash used in operating activities	(538,545)	(648,609)
Cash flows from financing activities
Cash received to purchase redeemable shares	5,470,417	26,389,742
Cash paid to redeem redeemable shares	(32,849,848)	(68,604,661)

Net cash used in financing activities	(27,379,431)	(42,214,919)
Adjustment to period cash flows due to currency movement	7,578,674	694,723

Decrease in cash	(20,339,302)	(42,168,805)
Cash at beginning of period	281,580,951	333,082,495

Cash at end of period	$261,241,649	$290,913,690

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(528,125)	$(634,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Prior period receivable from accrued interest	—	(139)
Currency translation adjustment	(2,666)	(182)
Accrued sponsor fee	85,874	100,553
Prior period accrued sponsor fee	(93,628)	(114,158)

Net cash used in operating activities	$(538,545)	$(648,609)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2014.

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

3. Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2014 was an annual nominal rate of 0.00%. For the six months ended April 30, 2014, there were Swiss Franc principal deposits of 4,893,835, Swiss Franc principal redemptions of 29,387,474 and Swiss Franc withdrawals (to pay expenses) of 481,781, resulting in an ending Swiss Franc principal balance of

230,010,210. This equates to 261,241,649 USD. For the year ended October 31, 2013, there were Swiss Franc principal deposits of 49,109,217, Swiss Franc principal redemptions of 103,160,498 and Swiss Franc withdrawals (to pay expenses) of 1,129,508, resulting in an ending Swiss Franc principal balance of 254,985,630. This equates to 281,580,951 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2014 (Unaudited)		Year ended October 31, 2013
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening balance	2,600,000	$281,487,323	3,150,000	$332,968,198
Shares issued	50,000	5,470,417	500,000	52,722,841
Shares redeemed	(300,000)	(32,849,848)	(1,050,000)	(110,751,399)
Adjustment to period Shares due to currency movement and other	—	7,047,883	—	6,547,683

Ending balance	2,350,000	$261,155,775	2,600,000	$281,487,323

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2014 was an annual nominal rate of 0.00%. The following chart provides the daily rate paid by the Depository since April 30, 2009:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2014.

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

Results of Operations

As of October 31, 2013, the number of Swiss Francs owned by the Trust was 254,985,630, resulting in a redeemable capital share value of $281,487,323. During the six months ended April 30, 2014, 50,000 Shares were created in exchange for 4,893,835 Swiss Francs and 300,000 Shares were redeemed in exchange for 29,387,474 Swiss Francs. In addition, 481,781 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2014, the number of Swiss Francs owned by the Trust was 230,010,210, resulting in a redeemable capital Share value of $261,155,775.

A decrease in the Trust’s redeemable capital Share value from $281,487,323 at October 31, 2013 to $261,155,775 at April 30, 2014, was primarily the result of a decrease in the Shares outstanding from 2,600,000 at October 31, 2013 to 2,350,000 at April 30, 2014. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 1.1043 at October 31, 2013 to 1.1358 at April 30, 2014.

No interest income was earned during the three months ended April 30, 2013, the three months ended April 30, 2014, the six months ended April 30, 2013 and the six months ended April 30, 2014 due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above. During the month of November, 2012, the interest rate fell below 0%, thus creating an interest expense to the Trust of $32.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $303,414 for the three months ended April 30, 2013 to $252,909 for the three months ended April 30, 2014, and decreased from $634,651 for the six months ended April 30, 2013 to $528,125 for the six months ended April 30, 2014. The primary expense of the Trust during the three months and six months ended April 30, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2014 was $252,909, due to the Sponsor’s fee of $252,909 exceeding the Trust’s interest income of $0. The Trust’s net loss for the six months ended April 30, 2014 was $528,125, due to the Sponsor’s fee of $528,125 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended April 30, 2013, the three months ended April 30, 2014 the six months ended April 30, 2013 and the six months ended April 30, 2014 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Swiss Franc exchange rate and the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2014, 2 Baskets (100,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2014 – 02/28/2014	50,000	$109.49
03/01/2014 – 03/31/2014	50,000	$111.45
04/01/2014 – 04/30/2014	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
SWISS FRANC TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Swiss Franc Trust

Date: June 9, 2014		By:	/s/ Joseph Arruda
Joseph Arruda
Chief Financial Officer
(principal financial officer)