Form 10-Q
period 2014-07-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2014-09-08
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

CURRENCYSHARES® SWISS FRANC TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	July 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$236,571,893	$281,580,951
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$236,571,893	$281,580,951

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$81,181	$93,628

Total Current Liabilities	81,181	93,628
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 2,200,000 and 2,600,000 issued and outstanding, respectively	236,490,712	281,487,323
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$236,571,893	$281,580,951

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2014	Three months ended July 31, 2013	Nine months ended July 31, 2014	Nine months ended July 31, 2013
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—
Expenses
Sponsor’s fee	(251,933)	(279,517)	(780,058)	(914,168)
Interest Expense	—	—	—	(32)

Total Expenses	(251,933)	(279,517)	(780,058)	(914,200)
Net Loss	$(251,933)	$(279,517)	$(780,058)	$(914,200)

Basic and Diluted Earnings per Share	$(0.11)	$(0.10)	$(0.33)	$(0.31)
Weighted-average Shares Outstanding	2,281,522	2,667,935	2,380,769	2,906,593
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Income/(Loss):
Currency translation adjustment	4,240	(5,027)	3,446	(13,336)

Total Comprehensive Loss	$(247,693)	$(284,544)	$(776,612)	$(927,536)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2014 (Unaudited)	Year Ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(780,058)	(1,189,378)
Adjustment of redeemable capital shares to redemption value	780,058	1,189,378

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	3,446	(16,883)
Adjustment of redeemable capital shares to redemption value	(3,446)	16,883

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2014	Nine months ended July 31, 2013
Cash flows from operating activities
Cash paid for expenses	$(792,486)	$(935,468)

Net cash used in operating activities	(792,486)	(935,468)
Cash flows from financing activities
Cash received to purchase redeemable shares	5,471,639	41,979,705
Cash paid to redeem redeemable shares	(49,257,428)	(99,705,835)

Net cash used in financing activities	(43,785,789)	(57,726,130)
Adjustment to period cash flows due to currency movement	(430,783)	286,124

Decrease in cash	(45,009,058)	(58,375,474)
Cash at beginning of period	281,580,951	333,082,495

Cash at end of period	$236,571,893	$274,707,021

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(780,058)	$(914,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Prior period receivable from accrued interest	—	(139)
Currency translation adjustment	19	413
Accrued sponsor fee	81,181	92,616
Prior period accrued sponsor fee	(93,628)	(114,158)

Net cash used in operating activities	$(792,486)	$(935,468)

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

3. Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2014 was an annual nominal rate of 0.00%. For the nine months ended July 31, 2014, there were Swiss Franc principal deposits of 4,893,834, Swiss Franc principal redemptions of 44,055,843 and Swiss Franc withdrawals (to pay expenses) of 708,798, resulting in an ending Swiss Franc principal balance of

215,114,823. This equates to 236,571,893 USD. For the year ended October 31, 2013, there were Swiss Franc principal deposits of 49,109,217, Swiss Franc principal redemptions of 103,160,498 and Swiss Franc withdrawals (to pay expenses) of 1,129,508, resulting in an ending Swiss Franc principal balance of 254,985,630. This equates to 281,580,951 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	2,600,000	$281,487,323	3,150,000	$332,968,198
Shares issued	50,000	5,471,639	500,000	52,722,841
Shares redeemed	(450,000)	(49,257,428)	(1,050,000)	(110,751,399)
Adjustment to period Shares due to currency movement and other	—	(1,210,822)	—	6,547,683

Ending balance	2,200,000	$236,490,712	2,600,000	$281,487,323

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2014 was an annual nominal rate of 0.00. The following chart provides the daily rate paid by the Depository since July 31, 2009:

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

Results of Operations

As of October 31, 2013, the number of Swiss Francs owned by the Trust was 254,985,630, resulting in a redeemable capital share value of $281,487,323. During the nine months ended July 31, 2014, 50,000 Shares were created in exchange for 4,893,834 Swiss Francs and 450,000 Shares were redeemed in exchange for 44,055,843 Swiss Francs. In addition, 708,798 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2014, the number of Swiss Francs owned by the Trust was 215,114,823, resulting in a redeemable capital Share value of $236,490,712.

A decrease in the Trust’s redeemable capital Share value from $281,487,323 at October 31, 2013 to $236,490,712 at July 31, 2014, was primarily the result of a decrease in the Shares outstanding from 2,600,000 at October 31, 2013 to 2,200,000 at July 31, 2014 coupled with a decrease in the Closing Spot Rate from 1.1043 at October 31, 2013 to 1.0997 at July 31, 2014.

No interest income was earned during the three months ended July 31, 2013, the three months ended July 31, 2014, the nine months ended July 31, 2013 and the nine months ended July 31, 2014 due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above. During the month of November, 2012, the interest rate fell below 0%, thus creating an interest expense to the Trust of $32.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $279,517 for the three months ended July 31, 2013 to $251,933 for the three months ended July 31, 2014, and decreased from $914,168 for the nine months ended July 31, 2013 to $780,058 for the nine months ended July 31, 2014. The primary expense of the Trust during the three months and nine months ended July 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2014 was $251,933, due to the Sponsor’s fee of $251,933 exceeding the Trust’s interest income of $0. The Trust’s net loss for the nine months ended July 31, 2014 was $780,058, due to the Sponsor’s fee of $780,058 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended July 31, 2013, the three months ended July 31, 2014 the nine months ended July 31, 2013 and the nine months ended July 31, 2014 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Swiss Franc exchange rate and the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk.  The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2014, 3 Baskets (150,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2014 – 05/31/2014	50,000	$108.96
06/01/2014 – 06/30/2014	50,000	$109.06
07/01/2014 – 07/31/2014	50,000	$109.66

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

CURRENCYSHARES®
SWISS FRANC TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares® Swiss Franc Trust

Date: September 8, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)