Form 10-Q
period 2015-04-30
CURRENCYSHARES SWISS FRANC TRUST
filed 2015-06-09
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWISS FRANC TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2015 and October 31, 2014	2

Statements of Comprehensive Income for the three months ended April 30, 2015, the three months ended April 30, 2014, the six months ended April 30, 2015 and the six months ended April 30, 2014	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2015 and the year ended October 31, 2014	4

Statements of Cash Flows for the six months ended April 30, 2015 and the six months ended April 30, 2014	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Mine Safety Disclosures	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	19

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	April 30, 2015 (Unaudited)	October 31, 2014
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$176,773,452	$202,983,199
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$176,773,452	$202,983,199

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$58,091	$68,948
Accrued interest expense	110,487	—

Total Current Liabilities	168,578	68,948

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 1,700,000 and 2,000,000 issued and outstanding, respectively	176,604,874	202,914,251
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$176,773,452	$202,983,199

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2015	Three months ended April 30, 2014	Six months ended April 30, 2015	Six months ended April 30, 2014
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(165,161)	(252,909)	(362,021)	(528,125)
Interest Expense	(216,160)	—	(216,160)	—

Total Expenses	(381,321)	(252,909)	(578,181)	(528,125)

Net Loss	$(381,321)	$(252,909)	$(578,181)	$(528,125)

Basic and Diluted Earnings per Share	$(0.23)	$(0.11)	$(0.32)	$(0.22)
Weighted-average Shares Outstanding	1,668,539	2,345,506	1,794,475	2,431,215
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(8,873)	(1,508)	(17,550)	(794)

Total Comprehensive Loss	$(390,194)	$(254,417)	$(595,731)	$(528,919)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2015 (Unaudited)	Year ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(578,181)	(997,278)
Adjustment of redeemable capital shares to redemption value	578,181	997,278

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(17,550)	10,025
Adjustment of redeemable capital shares to redemption value	17,550	(10,025)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2015	Six months ended April 30, 2014
Cash flows from operating activities
Cash paid for expenses	$(482,541)	$(538,545)

Net cash used in operating activities	(482,541)	(538,545)

Cash flows from financing activities
Cash received to purchase redeemable shares	10,154,280	5,470,417
Cash paid to redeem redeemable shares	(40,662,812)	(32,849,848)

Net cash used in financing activities	(30,508,532)	(27,379,431)

Adjustment to period cash flows due to currency movement	4,781,326	7,578,674

Decrease in cash	(26,209,747)	(20,339,302)
Cash at beginning of period	202,983,199	281,580,951

Cash at end of period	$176,773,452	$261,241,649

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(578,181)	$(528,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest expense	110,487	—
Currency translation adjustment	(3,990)	(2,666)
Accrued sponsor fee	58,091	85,874
Prior period accrued sponsor fee	(68,948)	(93,628)

Net cash used in operating activities	$(482,541)	$(538,545)

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

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2015 was an annual nominal rate of -0.75%. For the six months ended April 30, 2015, there were Swiss Franc principal deposits of 9,745,063, Swiss Franc principal redemptions of 39,024,101 and Swiss Franc withdrawals (to pay expenses) of 463,094, resulting in an ending Swiss Franc principal balance of

165,619,048. This equates to 176,773,452 USD. For the year ended October 31, 2014, there were Swiss Franc principal deposits of 4,893,834, Swiss Franc principal redemptions of 63,599,295 and Swiss Franc withdrawals (to pay expenses) of 918,989, resulting in an ending Swiss Franc principal balance of 195,361,180. This equates to 202,983,199 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2015 (Unaudited)		Year ended October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	2,000,000	$202,914,251	2,600,000	$281,487,323
Shares issued	100,000	10,154,280	50,000	5,412,336
Shares redeemed	(400,000)	(40,662,812)	(650,000)	(70,337,641)
Adjustment to period Shares due to currency movement and other	—	4,199,155	—	(13,647,767)

Ending Balance	1,700,000	$176,604,874	2,000,000	$202,914,251

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2015 was an annual nominal rate of -0.75%. The following chart provides the daily rate paid by the Depository since April 30, 2010:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2015.

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

Results of Operations

As of October 31, 2014, the number of Swiss Francs owned by the Trust was 195,361,180, resulting in a redeemable capital share value of $202,914,251. During the six months ended April 30, 2015, 100,000 Shares were created in exchange for 9,745,063 Swiss Francs, and 400,000 Shares were redeemed in exchange for 39,024,101 Swiss Francs. In addition, 463,094 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2015, the number of Swiss Francs owned by the Trust was 165,619,048, resulting in a redeemable capital Share value of $176,604,874.

A decrease in the Trust’s redeemable capital Share value from $202,914,251 at October 31, 2014 to $176,604,874 at April 30, 2015, was primarily the result of a decrease in the Shares outstanding from 2,000,000 at October 31, 2014 to 1,700,000 at April 30, 2015. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 1.0390 at October 31, 2014 to 1.0673 at April 30, 2015.

No interest income was earned during the three months ended April 30, 2014, the three months ended April 30, 2015, the six months ended April 30, 2014 and the six months ended April 30, 2015 due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $252,909 for the three months ended April 30, 2014 to $165,161 for the three months ended April 30, 2015, and decreased from $528,125 for the six months ended April 30, 2014 to $362,021 for the six months ended April 30, 2015. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a decline in the interest rate (below 0%), interest expense increased from $0 for the three months ended April 30, 2014 to $216,160 for the three months ended April 30, 2015, and increased from $0 for the six months ended April 30, 2014 to $216,160 for the six months ended April 30, 2015.The only expenses of the Trust during the three months and six months ended April 30, 2014 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended April 30, 2015 was $381,321, due to the Sponsor’s fee of $165,161 and interest expense of 216,160 exceeding interest income of $0. The Trust’s net loss for the six months ended April 30, 2015 was $578,181, due to the Sponsor’s fee of $362,021 and interest expense of 216,160 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended April 30, 2014, the three months ended April 30, 2015 the six months ended April 30, 2014 and the six months ended April 30, 2015 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Swiss Franc exchange rate and the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2015, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2015 – 02/28/2015	—	$—
03/01/2015 – 03/31/2015	50,000	$96.78
04/01/2015 – 04/30/2015	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132364) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132364) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York, all registered owners and beneficial owners of Swiss Franc Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 between The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Amendment 2 to Deposit Account Agreement dated as of September 1st, 2010 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.4	Amendment 3 to Deposit Account Agreement dated as of August 10, 2011 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A, incorporated herein by reference to Exhibit 10.4 to the Registration on Form S-3 (File No. 333-176370) filed by the Trust on August 17, 2011.

10.5	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® SWISS FRANC TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares® Swiss Franc Trust

Date: June 9, 2015		By:	/s/ JOSEPH ARRUDA
Joseph Arruda Chief Financial Officer (principal financial officer)