Form 10-Q
period 2015-07-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2015-09-09
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

CURRENCYSHARES® SWISS FRANC TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	July 31, 2015 (Unaudited)	October 31, 2014
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$166,763,362	$202,983,199
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$166,763,362	$202,983,199

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$55,909	$68,948
Accrued Interest expense	106,231	—

Total Current Liabilities	162,140	68,948

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 1,650,000 and 2,000,000 issued and outstanding, respectively	166,601,222	202,914,251
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$166,763,362	$202,983,199

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(174,118)	(251,933)	(536,139)	(780,058)
Interest Expense	(336,133)	—	(552,293)	—

Total Expenses	(510,251)	(251,933)	(1,088,432)	(780,058)
Net Loss	$(510,251)	$(251,933)	$(1,088,432)	$(780,058)

Basic and Diluted Earnings per Share	$(0.31)	$(0.11)	$(0.62)	$(0.33)
Weighted-average Shares Outstanding	1,669,565	2,281,522	1,752,381	2,380,769
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	11,574	4,240	(5,976)	3,446

Total Comprehensive Loss	$(498,677)	$(247,693)	$(1,094,408)	$(776,612)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2015 (Unaudited)	Year Ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(1,088,432)	(997,278)
Adjustment of redeemable capital shares to redemption value	1,088,432	997,278

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(5,976)	10,025
Adjustment of redeemable capital shares to redemption value	5,976	(10,025)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2015	Nine months ended July 31, 2014
Cash flows from operating activities
Cash paid for expenses	$(991,269)	$(792,486)

Net cash used in operating activities	(991,269)	(792,486)

Cash flows from financing activities
Cash received to purchase redeemable shares	25,528,686	5,471,639
Cash paid to redeem redeemable shares	(61,360,374)	(49,257,428)

Net cash used in financing activities	(35,831,688)	(43,785,789)

Adjustment to period cash flows due to currency movement	603,120	(430,783)

Decrease in cash	(36,219,837)	(45,009,058)
Cash at beginning of period	202,983,199	281,580,951

Cash at end of period	$166,763,362	$236,571,893

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(1,088,432)	$(780,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest expense	106,231	—
Currency translation adjustment	3,971	19
Accrued sponsor fee	55,909	81,181
Prior period accrued sponsor fee	(68,948)	(93,628)

Net cash used in operating activities	$(991,269)	$(792,486)

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

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2015 was an annual nominal rate of -0.75%. For the nine months ended July 31, 2015, there were Swiss Franc principal deposits of 24,323,732, Swiss Franc principal redemptions of 58,464,164 and

Swiss Franc withdrawals (to pay expenses) of 944,481, resulting in an ending Swiss Franc principal balance of 160,276,267. This equates to 166,763,362 USD. For the year ended October 31, 2014, there were Swiss Franc principal deposits of 4,893,834, Swiss Franc principal redemptions of 63,599,295 and Swiss Franc withdrawals (to pay expenses) of 918,989, resulting in an ending Swiss Franc principal balance of 195,361,180. This equates to 202,983,199 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2015		Year ended
	(Unaudited)		October 31, 2014
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	2,000,000	$202,914,251	2,600,000	$281,487,323
Shares issued	250,000	25,528,686	50,000	5,412,336
Shares redeemed	(600,000)	(61,360,374)	(650,000)	(70,337,641)
Adjustment to period Shares due to currency movement and other	—	(481,341)	—	(13,647,767)

Ending Balance	1,650,000	$166,601,222	2,000,000	$202,914,251

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JP Morgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2015 was an annual nominal rate of -0.75%. The following chart provides the daily rate paid by the Depository since July 31, 2010:

In exchange for a fee, the Sponsor bears most of the expense incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses if any, then the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2015.

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

Results of Operations

As of October 31, 2014, the number of Swiss Francs owned by the Trust was 195,361,180, resulting in a redeemable capital share value of $202,914,251. During the nine months ended July 31, 2015, 250,000 Shares were created in exchange for 24,323,732 Swiss Francs, and 600,000 Shares were redeemed in exchange for 58,464,164 Swiss Francs. In addition, 944,481 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2015, the number of Swiss Francs owned by the Trust was 160,276,267, resulting in a redeemable capital Share value of $166,601,222.

A decrease in the Trust’s redeemable capital Share value from $202,914,251 at October 31, 2014 to $166,601,222 at July 31, 2015, was primarily the result of a decrease in the Shares outstanding from 2,000,000 at October 31, 2014 to 1,650,000 at July 31, 2015. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 1.0390 at October 31, 2014 to 1.0405 at July 31, 2015.

No interest income was earned during the three months ended July 31, 2014, the three months ended July 31, 2015, the nine months ended July 31, 2014 and the nine months ended July 31, 2015 due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $251,933 for the three months ended July 31, 2014 to $174,118 for the three months ended July 31, 2015, and decreased from $780,058 for the nine months ended July 31, 2014 to $536,139 for the nine months ended July 31, 2015. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a decline in the interest rate (below 0%), interest expense increased from $0 for the three months ended July 31, 2014 to $336,133 for the three months ended July 31, 2015, and increased from $0 for the nine months ended July 31, 2014 to $552,293 for the nine months ended July 31, 2015. The only expenses of the Trust during the three months and nine months ended July 31, 2015 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended July 31, 2015 was $510,251, due to the Sponsor’s fee of $174,118 and interest expense of $336,133 exceeding interest income of $0. The Trust’s net loss for the nine months ended July 31, 2015 was $1,088,432, due to the Sponsor’s fee of $536,139 and interest expense of $552,293 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended July 31, 2014, the three months ended July 31, 2015 the nine months ended July 31, 2014 and the nine months ended July 31, 2015 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Swiss Franc exchange rate and the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk.  The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2015, 4 Baskets (200,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2015 – 05/31/2015	—	$—
06/01/2015 – 06/30/2015	200,000	$103.85
07/01/2015 – 07/31/2015	—	$—

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

CURRENCYSHARES®
SWISS FRANC TRUST

	By	Guggenheim Specialized Products, LLC,
Sponsor of the CurrencyShares®
Swiss Franc Trust

Date: September 9, 2015		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)