Form 10-K
period 2015-10-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2016-01-14
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 1,700,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2015 as reported by NYSE Arca on that date: $177,429,000.

CURRENCYSHARES® SWISS FRANC TRUST

i

PART I

Item 1. Business

Overview

The CurrencyShares® Swiss Franc Trust (the “Trust”) is a grantor trust that was formed on June 8, 2006. The Shares commenced trading on the New York Stock Exchange under the ticker symbol “FXF” on June 26, 2006. The primary listing of the Shares was transferred to NYSE Arca, Inc. (“NYSE Arca”) on October 30, 2007. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Swiss Francs and distributes Swiss Francs in connection with the redemption of Baskets.

The investment objective of the Trust is for the Shares to reflect the price in USD of Swiss Franc plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the Swiss Franc through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Swiss Franc. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. The Trust is a passive investment vehicle and does not have any officers, directors or employees. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Swiss Franc. Investing in the Shares does not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, each business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $711,574 for the fiscal year ended October 31, 2015.

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

The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest, earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The Shares are designed to reflect the price of the Swiss Franc, plus accumulated interest, if any, less the Trust’s expenses. Several factors may affect the price of the Swiss Franc, including:

•	Sovereign debt levels and trade deficits;

•	Domestic and foreign inflation rates and interest rates and investors’ expectations concerning those rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

Foreign exchange rates are influenced by the factors identified in the preceding risk factor and may also be influenced by: changing supply and demand for a particular currency; monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries); changes in balances of payments and trade; trade restrictions; and currency devaluations and revaluations. Also, governments from time to time intervene in the currency markets, directly and by regulation, in order to influence prices directly. These events and actions are unpredictable. The resulting volatility in the USD/Swiss Franc exchange rate could materially and adversely affect the performance of the Shares.

If interest earned by the Trust does not exceed the Trust’s expenses, the Trustee will withdraw Swiss Francs from the Trust to pay these excess expenses, which will reduce the amount of Swiss Francs represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the Swiss Francs held by the Trust. It is possible that the amount of interest earned, if any, may not exceed expenses, in which case the Trustee will withdraw Swiss Francs from the Trust to pay these excess expenses. As a result, the amount of Swiss Francs represented by each Share would gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Swiss Francs into the Trust, as the amount of Swiss Francs required to create Shares will proportionately reflect the amount of Swiss Francs represented by the Shares outstanding at the time of creation. Assuming a constant Swiss Franc price, if expenses exceed interest earned, the trading price of the Shares will gradually decline relative to the price of the Swiss Franc as the amount of Swiss Francs represented by the Shares gradually declines. In this event, the Shares will only maintain their original price if the price of Swiss Franc increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation or the protection provided for bank deposits under English law.

Neither the Shares nor the Deposit Accounts and the Swiss Francs deposited in them are deposits insured against loss by the FDIC, any other federal agency of the United States or the Financial Services Compensation Scheme of England.

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

The occurrence of any one of several events would either require the Trust to terminate or permit the Sponsor to terminate the Trust. For example, if the Depository were to resign or be removed, then the Sponsor would be required to terminate the Trust. Shareholders tendering their Shares within 90 days of the Trust’s termination will receive the amount of Swiss Francs represented by their Shares. Shareholders may incur significant fees if they choose to convert the Swiss Francs they receive to USD.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by NYSE Arca for each of the quarters during the fiscal years ended October 31, 2015 and October 31, 2014:

Fiscal Year Ended October 31, 2015:	High	Low
Quarter Ended
January 31, 2015	$113.83	$95.62
April 30, 2015	$105.75	$96.50
July 31, 2015	$106.61	$100.09
October 31, 2015	$104.01	$97.23

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$110.76	$106.29
April 30, 2014	$112.22	$108.30
July 31, 2014	$111.92	$107.51
October 31, 2014	$108.24	$100.96

The number of record holders of Shares of the registrant as of November 30, 2015 was approximately 88.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2015 and October 31, 2014.

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2015, October 31, 2014, October 31, 2013, October 31, 2012 and October 31, 2011.

	Fiscal Year Ended October 31, 2015	Fiscal Year Ended October 31, 2014	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2012	Fiscal Year Ended October 31, 2011
Income

Interest income	$—	$—	$—	$—	$—

Total Income	—	—	—	—	—

Expenses

Sponsor’s fee	(711,574)	(997,278)	(1,189,346)	(1,547,906)	(2,501,694)

Interest Expense	(885,034)	—	(32)	(136)	—

Total Expenses	(1,596,608)	(997,278)	(1,189,378)	(1,548,042)	(2,501,694)

Net Loss	$(1,596,608)	$(997,278)	$(1,189,378)	$(1,548,042)	$(2,501,694)

Basic and Diluted Earnings per Share	$(0.91)	$(0.43)	$(0.42)	$(0.42)	$(0.45)
Weighted-average Shares Outstanding	1,750,959	2,298,904	2,817,260	3,658,880	5,553,562

Cash Dividends per Share	$—	$—	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	2,298	(10,025)	(16,883)	(5,404)	(79,401)

Total Comprehensive Loss	$(1,594,310)	$(987,253)	$(1,206,261)	$(1,553,446)	$(2,581,095)

As of October 31, 2015, total assets were $181,772,227, and for the fiscal year ended October 31, 2015, net cash flows were $(21,210,972).

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

Movements in the Price of Swiss Franc

The investment objective of the Trust is for the Shares to reflect the price in USD of the Swiss Franc plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swiss Francs. Each outstanding Share represents a proportional interest in the Swiss Francs held by the Trust. The following chart provides recent trends on the price of the Swiss Franc. The chart illustrates movements in the price of the Swiss Franc in USD and is based on the Closing Spot Rate:

Closing Spot Rate

NAV per Share; Valuation of the Swiss Franc

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate, expressed as a multiple of 100 Swiss Francs:

FXF Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2015 was an annual nominal rate of -0.75%. The following chart provides the daily rate paid by the Depository since October 31, 2010:

FXF Daily Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2015.

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

Results of Operations

As of October 31, 2013, the number of Swiss Francs owned by the Trust was 254,985,630, resulting in a redeemable capital share value of $281,487,323. During the year ended October 31, 2014, an additional 50,000 shares were created in exchange for 4,893,834 Swiss Francs and 650,000 shares were redeemed in exchange for 63,599,295 Swiss Francs. In addition, 918,989 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2014, the number of Swiss Francs owned by the Trust was 195,361,180, resulting in a redeemable capital share value of $202,914,251. During the year ended October 31, 2015, an additional 450,000 shares were created in exchange for 43,701,479 Swiss Francs and 600,000 shares were redeemed in exchange for 58,464,164 Swiss Francs. In addition, 1,416,522 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2015, the number of Swiss Francs owned by the Trust was 179,181,973, resulting in a redeemable capital share value of $181,593,105.

A decrease in the Trust’s redeemable capital share value from to $202,914,251 at October 31, 2014 to $181,593,105 at October 31, 2015, was primarily the result of a decrease in the number of shares outstanding from 2,000,000 at October 31, 2014 to 1,850,000 at October 31, 2015 coupled with a decrease in the Closing Spot Rate from 1.0390 at October 31, 2014 to 1.0145 at October 31, 2015. A decrease in the Trust’s redeemable capital share value from $281,487,323 at October 31, 2013 to $202,914,251 at October 31, 2014, was primarily the result of a decrease in the Shares outstanding 2,600,000 at October 31, 2013 to 2,000,000 at October 31, 2014 coupled with a decrease in the Closing Spot Rate from 1.1043 at October 31, 2013 to 1.0390 at October 31, 2014.

No interest income was earned during the years ended October 31, 2015, October 31, 2014 and October 31, 2013, due to an annual nominal interest rate which remained at or below 0% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Franc in the Trust and a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart, the Sponsor’s fee decreased from $997,278 for the year ended October 31, 2014 to $711,574 for the year ended October 31, 2015. Due primarily to a steady interest rate below 0%, interest expense increased from $0 for the year ended October 31, 2014 to $885,034 for the year ended October 31, 2015. The only expenses of the Trust during the year ended October 31, 2015 were the Sponsor’s fee and interest expense. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $1,189,346 for the year ended October 31, 2013 to $997,278 for the year ended October 31, 2014. Interest expense decreased from $32 for the year end October 31, 2013 to $0 for the year ended October 31, 2014 since the interest rate did not fall below 0% during that period. The only expense of the Trust during the year ended October 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2015 was $1,596,608 due to the Sponsor’s fee of $711,574 and interest expense of $885,034 exceeding the interest income of $0. The Trust’s net loss for the year ended October 31, 2014 was $997,278, due to the Sponsor’s fee of $997,278 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2013 was $1,189,378 as a result of the Sponsor’s fee of $1,189,346 and interest expense of $32 exceeding interest income of $0.

Cash dividends were not paid by the Trust in the years ended October 31, 2015, October 31, 2014 and October 31, 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2015. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2015.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Nikolaos Bonos and Joseph Arruda serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of Mr. Arruda, Mr. Bonos and Michael Byrum.

Nikolaos Bonos, 52, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services, LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services, LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services, LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 49, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also serves as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 45, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2015 and October 31, 2014:

	2015	2014

Audit Fees	$25,231	$25,229
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$25,231	$25,229

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

CurrencyShares® Swiss Franc Trust

Financial Statements as of October 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Swiss Franc Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Swiss Franc Trust (the “Trust”) as of October 31, 2015 and 2014, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2015. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Swiss Franc Trust at October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Swiss Franc Trust’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Swiss Franc Trust:

We have audited CurrencyShares® Swiss Franc Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Swiss Franc Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2015 and 2014, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2015 of CurrencyShares® Swiss Franc Trust and our report dated January 14, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2016

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	October 31, 2015	October 31, 2014

Assets
Current Assets:
Swiss Franc deposits, interest bearing	$181,772,227	$202,983,199
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$181,772,227	$202,983,199

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$61,724	$68,948
Accrued Interest expense	117,398	—

Total Current Liabilities	179,122	68,948

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 1,850,000 and 2,000,000 issued and outstanding, respectively	181,593,105	202,914,251
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$181,772,227	$202,983,199

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

	Year ended	Year ended	Year ended
	October 31, 2015	October 31, 2014	October 31, 2013

Income
Interest Income	$—	$—	$—

Total Income	—	—	—

Expenses
Sponsor’s fee	(711,574)	(997,278)	(1,189,346)
Interest Expense	(885,034)	—	(32)

Total Expenses	(1,596,608)	(997,278)	(1,189,378)
Net Loss	$(1,596,608)	(997,278)	$(1,189,378)

Basic and Diluted Earnings per Share	$(0.91)	$(0.43)	$(0.42)
Weighted-average Shares Outstanding	1,750,959	2,298,904	2,817,260
Cash Dividends per Share	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	2,298	10,025	(16,883)

Total Comprehensive Loss	$(1,594,310)	$(987,253)	$(1,206,261)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(1,596,608)	(997,278)	(1,189,378)
Adjustment of redeemable capital shares to redemption value	1,596,608	997,278	1,189,378

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	2,298	10,025	(16,883)
Adjustment of redeemable capital shares to redemption value	(2,298)	(10,025)	16,883

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Cash flows from operating activities
Cash paid for expenses	$(1,480,015)	$(1,016,358)	$(1,212,621)

Net cash used in operating activities	(1,480,015)	(1,016,358)	(1,212,621)

Cash flows from financing activities
Cash received to purchase redeemable shares	45,660,306	5,412,336	52,722,841
Cash paid to redeem redeemable shares	(61,084,698)	(70,337,641)	(110,751,399)

Net cash used in financing activities	(15,424,392)	(64,925,305)	(58,028,558)

Adjustment to period cash flows due to currency movement	(4,306,565)	(12,656,089)	7,739,635

Decrease in cash	(21,210,972)	(78,597,752)	(51,501,544)
Cash at beginning of year	202,983,199	281,580,951	333,082,495

Cash at end of year	$181,772,227	$202,983,199	$281,580,951

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(1,596,608)	$(997,278)	$(1,189,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	6,419	5,600	(2,574)
Accrued sponsor fee	61,724	68,948	93,628
Accrued interest expense	117,398	—	—
Prior period accrued sponsor fee	(68,948)	(93,628)	(114,158)
Prior period accrued interest expense	—	—	(139)

Net cash used in operating activities	$(1,480,015)	$(1,016,358)	$(1,212,621)

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price in USD of the Swiss Franc plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swiss Francs. The Trust’s assets primarily consist of Swiss Francs on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying audited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

2.	Significant Accounting Policies

A.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements, the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through the issuance date of the financial statements. Actual results could differ from those estimates.

B.	Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Swiss Franc deposits (cash) are translated at the Closing Spot Rate, which is the USD/Swiss Franc exchange rate as determined and published by The WM Company, at 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading.

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

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Swiss Francs effective on the first business day of the subsequent month. The Trustee will direct that the excess Swiss Francs be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

3.	Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2015 was an annual nominal rate of -0.75%. For the year ended October 31, 2015, there were Swiss Franc principal deposits of 43,701,479, Swiss Franc principal redemptions of 58,464,164 and Swiss Franc withdrawals (to pay expenses) of 1,416,522, resulting in an ending Swiss Franc principal balance of 179,181,973. This equates to 181,772,227 USD. For the year ended October 31, 2014, there were Swiss Franc principal deposits of 4,893,834, Swiss Franc principal redemptions of 63,599,295 and Swiss Franc withdrawals (to pay expenses) of 918,989, resulting in an ending Swiss Franc principal balance of 195,361,180. This equates to 202,983,199 USD. For the year ended October 31, 2013, there were Swiss Franc principal deposits of 49,109,217, Swiss Franc principal redemptions of 103,160,498 and Swiss Franc withdrawals (to pay expenses) of 1,129,508, resulting in an ending Swiss Franc principal balance of 254,985,630. This equates to 281,580,951 USD.

Net interest, if any, associated with creation and redemption activity is held in a Swiss Franc-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2015		October 31, 2014		October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount

Opening balance	2,000,000	$202,914,251	2,600,000	$281,487,323	3,150,000	$332,968,198

Shares issued	450,000	45,660,306	50,000	5,412,336	500,000	52,722,841

Shares redeemed	(600,000)	(61,084,698)	(650,000)	(70,337,641)	(1,050,000)	(110,751,399)
Adjustment to period Shares due to currency movement and other	—	(5,896,754)	—	(13,647,767)	—	6,547,683

Ending balance	1,850,000	$181,593,105	2,000,000	$202,914,251	2,600,000	$281,487,323

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Swiss Francs held by the Trust (including all unpaid interest, if any, accrued through the preceding day) and calculates the value of the Swiss Francs in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Swiss Francs, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2015:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015

Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(175,435)	(174,118)	(165,161)	(196,860)
Interest Expense	(332,741)	(336,133)	(216,160)	—

Total Expenses	(508,176)	(510,251)	(381,321)	(196,860)
Net Loss	$(508,176)	$(510,251)	$(381,321)	$(196,860)

Basic and Diluted Earnings per Share	$(0.29)	$(0.31)	$(0.23)	$(0.10)
Weighted-average Shares Outstanding	1,746,739	1,669,565	1,668,539	1,916,304
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	8,274	11,574	(8,873)	(8,677)

Total Comprehensive Loss	$(499,902)	$(498,677)	$(390,194)	$(205,537)

Fiscal Period Ended October 31, 2014:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014

Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(217,220)	(251,933)	(252,909)	(275,216)
Interest Expense	—	—	—	—

Total Expenses	(217,220)	(251,933)	(252,909)	(275,216)
Net Loss	$(217,220)	$(251,933)	$(252,909)	$(275,216)

Basic and Diluted Earnings per Share	$(0.11)	$(0.11)	$(0.11)	$(0.11)
Weighted-average Shares Outstanding	2,055,978	2,281,522	2,345,506	2,514,130
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	6,579	4,240	(1,508)	714

Total Comprehensive Loss	$(210,641)	$(247,693)	$(254,417)	$(274,502)

6.	Sponsor’s Fee

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURRENCYSHARES®
SWISS FRANC TRUST
By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swiss Franc Trust

	By:	/s/ NIKOLAOS BONOS
Nikolaos Bonos
Chief Executive Officer

Date: January 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ NIKOLAOS BONOS	Director and Chief Executive Officer (principal executive officer)	January 14, 2016
Nikolaos Bonos

/s/ JOSEPH ARRUDA	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2016
Joseph Arruda

/s/ MICHAEL BYRUM	Director	January 14, 2016
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.