Form 10-Q
period 2016-07-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2016-09-09
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

CURRENCYSHARES® SWISS FRANC TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	July 31, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$163,923,528	$181,772,227
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$163,923,528	$181,772,227

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$55,512	$61,724
Accrued interest expense	105,880	117,398

Total Current Liabilities	161,392	179,122

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 1,650,000 and 1,850,000 issued and outstanding, respectively	163,762,136	181,593,105
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$163,923,528	$181,772,227

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2016	Three months ended July 31, 2015	Nine months ended July 31, 2016	Nine months ended July 31, 2015
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(163,223)	(174,118)	(504,566)	(536,139)
Interest Expense	(311,308)	(336,133)	(964,067)	(552,293)

Total Expenses	(474,531)	(510,251)	(1,468,633)	(1,088,432)
Net Loss	$(474,531)	$(510,251)	$(1,468,633)	$(1,088,432)

Basic and Diluted Earnings per Share	$(0.29)	$(0.31)	$(0.85)	$(0.62)
Weighted-average Shares Outstanding	1,650,000	1,669,565	1,725,000	1,752,381
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(4,885)	11,574	(4,560)	(5,976)

Total Comprehensive Loss	$(479,416)	$(498,677)	$(1,473,193)	$(1,094,408)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2016 (Unaudited)	Year ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(1,468,633)	(1,596,608)
Adjustment of redeemable capital shares to redemption value	1,468,633	1,596,608

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(4,560)	2,298
Adjustment of redeemable capital shares to redemption value	4,560	(2,298)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2016	Nine months ended July 31, 2015
Cash flows from operating activities
Cash paid for expenses	$(1,490,175)	$(991,269)

Net cash used in operating activities	(1,490,175)	(991,269)

Cash flows from financing activities
Cash received to purchase redeemable shares	—	25,528,686
Cash paid to redeem redeemable shares	(19,554,107)	(61,360,374)

Net cash used in financing activities	(19,554,107)	(35,831,688)

Adjustment to period cash flows due to currency movement	3,195,583	603,120

Decrease in cash	(17,848,699)	(36,219,837)
Cash at beginning of period	181,772,227	202,983,199

Cash at end of period	$163,923,528	$166,763,362

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(1,468,633)	$(1,088,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(3,812)	3,971
Accrued sponsor fee	55,512	55,909
Accrued interest expense	105,880	106,231
Prior period accrued sponsor fee	(61,724)	(68,948)
Prior period accrued interest expense	(117,398)	—

Net cash used in operating activities	$(1,490,175)	$(991,269)

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

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2016 was an annual nominal rate of -0.75%. For the nine months ended July 31, 2016, there were no Swiss Franc principal deposits, Swiss Franc principal redemptions of 19,288,171 and Swiss Franc withdrawals (to pay expenses) of 1,469,908, resulting in an ending Swiss Franc principal balance of 158,423,894. This equates to 163,923,528 USD. For the year ended October 31, 2015, there were Swiss Franc principal deposits of 43,701,479, Swiss Franc principal redemptions of 58,464,164 and Swiss Franc withdrawals (to pay expenses) of 1,416,522, resulting in an ending Swiss Franc principal balance of 179,181,973. This equates to 181,772,227 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2016 (Unaudited)		Year ended October 31, 2015
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,850,000	$181,593,105	2,000,000	$202,914,251
Shares issued	—	—	450,000	45,660,306
Shares redeemed	(200,000)	(19,554,107)	(600,000)	(61,084,698)
Adjustment to period Shares due to currency movement and other	—	1,723,138	—	(5,896,754)

Ending Balance	1,650,000	$163,762,136	1,850,000	$181,593,105

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2016 was an annual nominal rate of -0.75%. The following chart provides the daily rate paid by the Depository since July 31, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2016.

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

Results of Operations

As of October 31, 2015, the number of Swiss Francs owned by the Trust was 179,181,973, resulting in a redeemable capital share value of $181,593,105. During the nine months ended July 31, 2016, no Shares were created and 200,000 Shares were redeemed in exchange for 19,288,171 Swiss Francs. In addition, 1,469,908 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2016, the number of Swiss Francs owned by the Trust was 158,423,894, resulting in a redeemable capital Share value of $163,762,136.

A decrease in the Trust’s redeemable capital Share value from $181,593,105 at October 31, 2015 to $163,762,136 at July 31, 2016, was primarily the result of a decrease in the Shares outstanding from 1,850,000 at October 31, 2015 to 1,650,000 at July 31, 2016. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 1.0145 at October 31, 2015 to 1.0347 at July 31, 2016.

No interest income was earned during the three months ended July 31, 2015, the three months ended July 31, 2016, the nine months ended July 31, 2015 and the nine months ended July 31, 2016 due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $174,118 for the three months ended July 31, 2015 to $163,223 for the three months ended July 31, 2016, and decreased from $536,139 for the nine months ended July 31, 2015 to $504,566 for the nine months ended July 31, 2016. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, interest expense decreased from $336,133 for the three months ended July 31, 2015 to $311,308 for the three months ended July 31, 2016. Due primarily to a decline in the interest rate (below 0%), interest expense increased from $552,293 for the nine months ended July 31, 2015 to $964,067 for the nine months ended July 31, 2016. This increase in interest expense was partially offset by a decrease in the weighted-average Swiss Francs in the Trust. The only expenses of the Trust during the three months and nine months ended July 31, 2016 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended July 31, 2016 was $474,531, due to the Sponsor’s fee of $163,223 and interest expense of $311,308 exceeding interest income of $0. The Trust’s net loss for the nine months ended July 31, 2016 was $1,468,633, due to the Sponsor’s fee of $504,566 and interest expense of $964,067 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended July 31, 2015, the three months ended July 31, 2016 the nine months ended July 31, 2015 and the nine months ended July 31, 2016 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Swiss Franc/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES®
SWISS FRANC TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swiss Franc Trust

Date: September 9, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)