Form 10-K
period 2016-10-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2017-01-12
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 1,650,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2016 as reported by NYSE Arca on that date: $165,544,500.

Number of Common Units of Beneficial Interest outstanding as of December 31, 2016: 1,550,000

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $664,185 for the fiscal year ended October 31, 2016.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Swiss Francs in the Trust at the end of the preceding day accrued but unpaid interest, if any, Swiss Francs receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Swiss Francs payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the Swiss Francs/USD exchange rate as determined by The WM Company at 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest, earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Swiss Francs in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero or below zero, based upon changes in the Tom-Next Overnight Indexed Swap rate for the Swiss Franc (TOIS rate), other market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Swiss Francs to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

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

The Trust has no proprietary rights in or to any specific Swiss Francs held by the Depository and will be an unsecured creditor of the Depository with respect to the Swiss Francs held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository, the U.S. bank of which it is a branch or any local cash correspondent holding the currency on deposit for the benefit of the Trust becomes insolvent, the Depository’s assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of Swiss Francs deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

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

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by NYSE Arca for each of the quarters during the fiscal years ended October 31, 2016 and October 31, 2015:

Fiscal Year Ended October 31, 2016:	High	Low
Quarter Ended
January 31, 2016	$98.21	$93.91
April 30, 2016	$100.94	$94.62
July 31, 2016	$100.77	$96.60
October 31, 2016	$100.49	$96.22

Fiscal Year Ended October 31, 2015:	High	Low
Quarter Ended
January 31, 2015	$113.83	$95.62
April 30, 2015	$105.75	$96.50
July 31, 2015	$106.61	$100.09
October 31, 2015	$104.01	$97.23

The number of record holders of Shares of the registrant as of November 30, 2016 was approximately 88.

Although the Trust does not purchase Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report as follows:

Month	Shares	Average Price
August	—	$—
September	50,000	$98.53
October	—	$—

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2016 and October 31, 2015.

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

Following are financial highlights for the fiscal years ended October 31, 2016, October 31, 2015, October 31, 2014, October 31, 2013 and October 31, 2012.

	Fiscal Year ended October 31, 2016	Fiscal Year Ended October 31, 2015	Fiscal Year Ended October 31, 2014	Fiscal Year Ended October 31, 2013	Fiscal Year Ended October 31, 2012
Income
Interest income	$—	$—	$—	$—	$—

Total Income	—	—	—	—	—
Expenses
Sponsor’s fee	(664,185)	(711,574)	(997,278)	(1,189,346)	(1,547,906)
Interest Expense	(1,269,007)	(885,034)	—	(32)	(136)

Total Expenses	(1,933,192)	(1,596,608)	(997,278)	(1,189,378)	(1,548,042)
Net Loss	$(1,933,192)	$(1,596,608)	$(997,278)	$(1,189,378)	$(1,548,042)

Basic and Diluted Earnings per Share	$(1.14)	$(0.91)	$(0.43)	$(0.42)	$(0.42)
Weighted-average Shares Outstanding	1,698,497	1,750,959	2,298,904	2,817,260	3,658,880
Cash Dividends per Share	$—	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	795	2,298	(10,025)	(16,883)	(5,404)

Total Comprehensive Loss	$(1,932,397)	$(1,594,310)	$(987,253)	$(1,206,261)	$(1,553,446)

As of October 31, 2016, total assets were $154,893,571, and for the fiscal year ended October 31, 2016, net cash flows were $(26,878,656).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2016 was an annual nominal rate of -0.75%. The following chart provides the daily rate paid by the Depository since October 31, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2016.

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

Results of Operations

As of October 31, 2014, the number of Swiss Francs owned by the Trust was 195,361,180, resulting in a redeemable capital share value of $202,914,251. During the year ended October 31, 2015, an additional 450,000 shares were created in exchange for 43,701,479 Swiss Francs and 600,000 shares were redeemed in exchange for 58,464,164 Swiss Francs. In addition, 1,416,522 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2015, the number of Swiss Francs owned by the Trust was 179,181,973, resulting in a redeemable capital share value of $181,593,105. During the year ended October 31, 2016, no shares were created and 250,000 shares were redeemed in exchange for 24,078,533 Swiss Francs. In addition, 1,929,188 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2016, the number of Swiss Francs owned by the Trust was 153,174,252, resulting in a redeemable capital share value of $154,741,073.

A decrease in the Trust’s redeemable capital share value from $181,593,105 at October 31, 2015 to $154,741,073 at October 31, 2016, was primarily the result of a decrease in the number of Shares outstanding from 1,850,000 at October 31, 2015 to 1,600,000 at October 31, 2016 coupled with a decrease in the Closing Spot Rate from 1.0145 at October 31, 2015 to 1.0112 at October 31, 2016. A decrease in the Trust’s redeemable capital share value from $202,914,251 at October 31, 2014 to $181,593,105 at October 31, 2015, was primarily the result of a decrease in the number of shares outstanding from 2,000,000 at October 31, 2014 to 1,850,000 at October 31, 2015 coupled with a decrease in the Closing Spot Rate from 1.0390 at October 31, 2014 to 1.0145 at October 31, 2015.

No interest income was earned during the years ended October 31, 2016, October 31, 2015 and October 31, 2014, due to an annual nominal interest rate which remained at or below 0% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $711,574 for the year ended October 31, 2015 to $664,185 for the year ended October 31, 2016. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a steady interest rate below 0%, interest expense increased from $885,034 for the year ended October 31, 2015 to $1,269,007 for the year ended October 31, 2016 . The only expenses of the Trust during the year ended October 31, 2016 were the Sponsor’s fee and interest expense. Due primarily to a decrease in the weighted-average Swiss Franc in the Trust and a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart, the Sponsor’s fee decreased from $997,278 for the year ended October 31, 2014 to $711,574 for the year ended October 31, 2015. Due primarily to a steady interest rate below 0%, interest expense increased from $0 for the year ended October 31, 2014 to $885,034 for the year ended October 31, 2015. The only expenses of the Trust during the year ended October 31, 2015 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the year ended October 31, 2016 was $1,933,192 as a result of the Sponsor’s fee of $664,185 and interest expense of $1,269,007 exceeding interest income of $0. The Trust’s net loss for the year ended October 31, 2015 was $1,596,608 due to the Sponsor’s fee of $711,574 and interest expense of $885,034 exceeding the interest income of $0. The Trust’s net loss for the year ended October 31, 2014 was $997,278, due to the Sponsor’s fee of $997,278 exceeding interest income of $0.

Cash dividends were not paid by the Trust in the years ended October 31, 2016, October 31, 2015 and October 31, 2014 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2016. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2016.

Effectiveness of the Trust’s internal control over financial reporting as of October 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

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

John Sullivan and Keith Kemp serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of John Sullivan, Keith Kemp and Michael Byrum.

John Sullivan, age 61, has been the Chief Executive Officer of the Sponsor since September 2016. Mr. Sullivan has been Senior Managing Director of the Sponsor since 2010. Mr. Sullivan has also served as Chief Financial Officer, Chief Accounting Officer and Treasurer of certain funds in the Guggenheim fund complex since 2010. Mr. Sullivan served as Managing Director and Chief Compliance Officer of each of the funds in the Van Kampen Investments, Inc. fund complex from 2004 to 2010 and as Chief Financial Officer and Treasurer of the Van Kampen Investments, Inc. fund complex from 1996 to 2004. Mr. Sullivan also served as Managing Director and Head of Fund Accounting and Administration for Morgan Stanley Investment Management from 2002 to 2004. Mr. Sullivan holds a Master of Business Administration degree in Finance from DePaul University and a Bachelor of Business Administration degree in Accounting from Western Illinois University.

Keith Kemp, age 56, has been the Chief Financial Officer of the Sponsor since September 2016. Mr. Kemp has served as Managing Director of Guggenheim Partners Investment Management, LLC from April 2015 to the present and as Director of Guggenheim Partners Investment Management, LLC from 2010 to 2015. Mr. Kemp has also served as Treasurer and Assistant Treasurer of certain funds in the Guggenheim fund complex since 2010 and 2016, respectively. Mr. Kemp served as Managing Director of Transparent Value, LLC from 2015 to 2016 and as Director of Transparent Value, LLC from 2010 to 2015. Mr. Kemp also served as Chief Operating Officer of Macquarie Capital Investment Management from 2007 to 2009. Mr. Kemp holds a Bachelor of Science degree in Accounting from the State University of New York at Oswego.

Michael Byrum, 46, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2016 and October 31, 2015:

	2016	2015
Audit Fees	$25,988	$25,231
Audit-related fees	2,100	0
Tax fees	0	0
All other Fees	0	0

	$28,088	$25,231

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

CurrencyShares® Swiss Franc Trust

Financial Statements as of October 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Swiss Franc Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Swiss Franc Trust (the “Trust”) as of October 31, 2016 and 2015 and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2016. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Swiss Franc Trust at October 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CurrencyShares® Swiss Franc Trust’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 12, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 12, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of CurrencyShares® Swiss Franc Trust:

We have audited CurrencyShares® Swiss Franc Trust’s (the “Trust”) internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A Controls and Procedures. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.

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

In our opinion, CurrencyShares® Swiss Franc Trust maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition as of October 31, 2016 and 2015, and the related statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2016 of CurrencyShares® Swiss Franc Trust and our report dated January 12, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

January 12, 2017

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	October 31, 2016	October 31, 2015
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$154,893,571	$181,772,227
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$154,893,571	$181,772,227

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$52,453	$61,724
Accrued interest expense	100,045	117,398

Total Current Liabilities	152,498	179,122

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 1,600,000 and 1,850,000 issued and outstanding, respectively	154,741,073	181,593,105
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$154,893,571	$181,772,227

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Income
Interest Income	$—	$—	$—

Total Income	—	—	—

Expenses
Sponsor’s fee	(664,185)	(711,574)	(997,278)
Interest Expense	(1,269,007)	(885,034)	—

Total Expenses	(1,933,192)	(1,596,608)	(997,278)

Net Loss	$(1,933,192)	$(1,596,608)	$(997,278)

Basic and Diluted Earnings per Share	$(1.14)	$(0.91)	$(0.43)
Weighted-average Shares Outstanding	1,698,497	1,750,959	2,298,904
Cash Dividends per Share	$—	$—	$—

Other Comprehensive Income:
Currency translation adjustment	795	2,298	10,025

Total Comprehensive Loss	$(1,932,397)	$(1,594,310)	$(987,253)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(1,933,192)	(1,596,608)	(997,278)
Adjustment of redeemable capital shares to redemption value	1,933,192	1,596,608	997,278

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	795	2,298	10,025
Adjustment of redeemable capital shares to redemption value	(795)	(2,298)	(10,025)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Cash flows from operating activities
Cash paid for expenses	$(1,960,158)	$(1,480,015)	$(1,016,358)

Net cash used in operating activities	(1,960,158)	(1,480,015)	(1,016,358)

Cash flows from financing activities
Cash received to purchase redeemable shares	—	45,660,306	5,412,336
Cash paid to redeem redeemable shares	(24,465,081)	(61,084,698)	(70,337,641)

Net cash used in financing activities	(24,465,081)	(15,424,392)	(64,925,305)

Adjustment to period cash flows due to currency movement	(453,417)	(4,306,565)	(12,656,089)

Decrease in cash	(26,878,656)	(21,210,972)	(78,597,752)
Cash at beginning of year	181,772,227	202,983,199	281,580,951

Cash at end of year	$154,893,571	$181,772,227	$202,983,199

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(1,933,192)	$(1,596,608)	$(997,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(342)	6,419	5,600
Accrued sponsor fee	52,453	61,724	68,948
Accrued interest expense	100,045	117,398	—
Prior period accrued sponsor fee	(61,724)	(68,948)	(93,628)
Prior period accrued interest expense	(117,398)	—	—

Net cash used in operating activities	$(1,960,158)	$(1,480,015)	$(1,016,358)

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Swiss Franc deposits (cash) are translated at the Closing Spot Rate, which is the USD/Swiss Franc exchange rate as determined and published by The WM Company at 4:00 PM (London time / London fixing) on each day that NYSE Arca is open for regular trading.

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

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of October 31, 2016 was an annual nominal rate of -0.75%. For the year ended October 31, 2016, there were no Swiss Franc principal deposits, Swiss Franc principal redemptions of 24,078,533 and Swiss Franc withdrawals (to pay expenses) of 1,929,188, resulting in an ending Swiss Franc principal balance of 153,174,252. This equates to 154,893,571 USD. For the year ended October 31, 2015, there were Swiss Franc principal deposits of 43,701,479, Swiss Franc principal redemptions of 58,464,164 and Swiss Franc withdrawals (to pay expenses) of 1,416,522, resulting in an ending Swiss Franc principal balance of 179,181,973. This equates to 181,772,227 USD. For the year ended October 31, 2014, there were Swiss Franc principal deposits of 4,893,834, Swiss Franc principal redemptions of 63,599,295 and Swiss Franc withdrawals (to pay expenses) of 918,989, resulting in an ending Swiss Franc principal balance of 195,361,180. This equates to 202,983,199 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2016		October 31, 2015		October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	1,850,000	$181,593,105	2,000,000	$202,914,251	2,600,000	$281,487,323

Shares Issued	—	—	450,000	45,660,306	50,000	5,412,336

Shares Redeemed	(250,000)	(24,465,081)	(600,000)	(61,084,698)	(650,000)	(70,337,641)

Adjustment to period Shares due to currency movement and other	—	(2,386,951)	—	(5,896,754)	—	(13,647,767)

Ending balance	1,600,000	$154,741,073	1,850,000	$181,593,105	2,000,000	$202,914,251

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2016:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(159,619)	(163,223)	(164,014)	(177,329)
Interest Expense	(304,940)	(311,308)	(314,041)	(338,718)

Total Expenses	(464,559)	(474,531)	(478,055)	(516,047)

Net Loss	$(464,559)	$(474,531)	$(478,055)	$(516,047)

Basic and Diluted Earnings per Share	$(0.29)	$(0.29)	$(0.28)	$(0.28)
Weighted-average Shares Outstanding	1,619,565	1,650,000	1,692,222	1,832,065
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	5,355	(4,885)	(10,075)	10,400

Total Comprehensive Loss	$(459,204)	$(479,416)	$(488,130)	$(505,647)

Fiscal Period Ended October 31, 2015:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(175,435)	(174,118)	(165,161)	(196,860)
Interest Expense	(332,741)	(336,133)	(216,160)	—

Total Expenses	(508,176)	(510,251)	(381,321)	(196,860)

Net Loss	$(508,176)	$(510,251)	$(381,321)	$(196,860)

Basic and Diluted Earnings per Share	$(0.29)	$(0.31)	$(0.23)	$(0.10)
Weighted-average Shares Outstanding	1,746,739	1,669,565	1,668,539	1,916,304
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	8,274	11,574	(8,873)	(8,677)

Total Comprehensive Loss	$(499,902)	$(498,677)	$(390,194)	$(205,537)

6.	Sponsor’s Fee

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly.

CURRENCYSHARES®
SWISS FRANC TRUST

By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swiss Franc Trust

	By:	/s/ JOHN SULLIVAN
John Sullivan
Chief Executive Officer

Date: January 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/s/ JOHN SULLIVAN John Sullivan	Director and Chief Executive Officer (principal executive officer)	January 12, 2017

/s/ KEITH KEMP Keith Kemp	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 12, 2017

/s/ MICHAEL BYRUM Michael Byrum	Director	January 12, 2017

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.