Form 10-Q
period 2017-04-30
CURRENCYSHARES SWISS FRANC TRUST
filed 2017-06-09
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWISS FRANC TRUST

INDEX

Caption	Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2017 and October 31, 2016	3

Statements of Comprehensive Income for the three months ended April 30, 2017, the three months ended April 30 2016, the six months ended April 30, 2017 and the six months ended April 30, 2016	4

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2017 and the year ended October 31, 2016	5

Statements of Cash Flows for the six months ended April 30, 2017 and the six months ended April 30, 2016	6

Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Mine Safety Disclosures	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	April 30, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$148,205,106	$154,893,571
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$148,205,106	$154,893,571

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$48,703	$52,453
Accrued interest expense	92,637	100,045

Total Current Liabilities	141,340	152,498

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 1,550,000 and 1,600,000 issued and outstanding, respectively	148,063,766	154,741,073
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$148,205,106	$154,893,571

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(143,777)	(164,014)	(294,843)	(341,343)
Interest Expense	(273,462)	(314,041)	(561,282)	(652,759)

Total Expenses	(417,239)	(478,055)	(856,125)	(994,102)
Net Loss	$(417,239)	$(478,055)	$(856,125)	$(994,102)

Basic and Diluted Earnings per Share	$(0.27)	$(0.28)	$(0.55)	$(0.56)
Weighted-average Shares Outstanding	1,550,000	1,692,222	1,566,022	1,762,912
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(2,452)	(10,075)	(12,150)	325

Total Comprehensive Loss	$(419,691)	$(488,130)	$(868,275)	$(993,777)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(856,125)	(1,933,192)
Adjustment of redeemable capital shares to redemption value	856,125	1,933,192

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(12,150)	795
Adjustment of redeemable capital shares to redemption value	12,150	(795)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2017	Six months ended April 30, 2016
Cash flows from operating activities
Cash received for accrued income	$—	$—
Cash paid for expenses	(866,217)	(1,019,842)

Net cash used in operating activities	(866,217)	(1,019,842)

Cash flows from financing activities
Cash paid to redeem redeemable shares	(4,749,744)	(19,453,526)

Net cash used in financing activities	(4,749,744)	(19,453,526)

Adjustment to period cash flows due to currency movement	(1,072,504)	4,462,882

Decrease in cash	(6,688,465)	(16,010,486)
Cash at beginning of period	154,893,571	181,772,227

Cash at end of period	$148,205,106	$165,761,741

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(856,125)	$(994,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	1,066	(4,553)
Accrued sponsor fee	48,703	54,324
Accrued interest expense	92,637	103,611
Prior period accrued sponsor fee	(52,453)	(61,724)
Prior period accrued interest expense	(100,045)	(117,398)

Net cash used in operating activities	$(866,217)	$(1,019,842)

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

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of April 30, 2017 was an annual nominal rate of -0.75%. For the six months ended April 30, 2017, there were no Swiss Franc principal deposits, Swiss Franc principal redemptions of 4,773,018 and Swiss Franc withdrawals (to pay expenses) of 870,461, resulting in an ending Swiss Franc principal balance of 147,530,773. This equates to 148,205,106 USD. For the year ended October 31, 2016, there were no Swiss Franc principal deposits, Swiss Franc principal redemptions of 24,078,533 and Swiss Franc withdrawals (to pay expenses) of 1,929,188, resulting in an ending Swiss Franc principal balance of 153,174,252. This equates to 154,893,571 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended
	April 30, 2017		Year ended
	(Unaudited)		October 31, 2016
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	1,600,000	$154,741,073	1,850,000	$181,593,105
Shares Issued	—	—	—	—
Shares Redeemed	(50,000)	(4,749,744)	(250,000)	(24,465,081)
Adjustment to period Shares due to currency movement and other	—	(1,927,563)	—	(2,386,951)

Ending Balance	1,550,000	$148,063,766	1,600,000	$154,741,073

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

FXF Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2017 was an annual nominal rate of -0.75%. The following chart provides the daily rate paid by the Depository since April 30, 2012:

FXF Daily Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2017.

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

Results of Operations

As of October 31, 2016, the number of Swiss Francs owned by the Trust was 153,174,252, resulting in a redeemable capital share value of $154,741,073. During the six months ended April 30, 2017, no Shares were created and 50,000 Shares were redeemed in exchange for 4,773,018 Swiss Francs. In addition, 870,461 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2017, the number of Swiss Francs owned by the Trust was 147,530,773, resulting in a redeemable capital Share value of $148,063,766.

A decrease in the Trust’s redeemable capital Share value from $154,741,073 at October 31, 2016 to $148,063,766 at April 30, 2017, was primarily the result of a decrease in the Shares outstanding from 1,600,000 at October 31, 2016 to 1,550,000 at April 30, 2017 coupled with a decrease in the Closing Spot Rate from 1.0112 at October 31, 2016 to 1.0046 at April 30, 2017.

No interest income was earned during the three months ended April 30, 2016, the three months ended April 30, 2017, the six months ended April 30, 2016 and the six months ended April 30, 2017, due to an annual nominal interest rate which remained at or below 0% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $164,014 for the three months ended April 30, 2016 to $143,777 for the three months ended April 30, 2017, and decreased from $341,343 for the six months ended April 30, 2016 to $294,843 for the six months ended April 30, 2017. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, interest expense decreased from $314,041 for the three months ended April 30, 2016 to $273,462 for the three months ended April 30, 2017, and decreased from $652,759 for the six months ended April 30, 2016 to $561,282 for the six months ended April 30, 2017. The only expenses of the Trust during the three months and six months ended April 30, 2017 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended April 30, 2017 was $417,239 due to the Sponsor’s fee of $143,777 and interest expense of $273,462 exceeding interest income of $0. The Trust’s net loss for the six months ended April 30, 2017 was $856,125, due to the Sponsor’s fee of $294,843 and interest expense of $561,282 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended April 30, 2016, the three months ended April 30, 2017, the six months ended April 30, 2016 and the six months ended April 30, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Swiss Franc/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES®
SWISS FRANC TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swiss Franc Trust

Date: June 9, 2017		By:	/s/ KEITH KEMP
Keith Kemp
Chief Financial Officer
(principal financial officer)