Form 10-Q
period 2017-07-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2017-09-11
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

CURRENCYSHARES® SWISS FRANC TRUST

INDEX

Caption	Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2017 and October 31, 2016	3

Statements of Comprehensive Income for the three months ended July 31, 2017, the three months ended April 3,0 2016, the nine months ended July 31, 2017 and the nine months ended July 31, 2016	4

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2017 and the year ended October 31, 2016	5

Statements of Cash Flows for the nine months ended July 31, 2017 and the nine months ended July 31, 2016	6

Notes to Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4. Controls and Procedures	15

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Mine Safety Disclosures	16

Item 5. Other Information	16

Item 6. Exhibits	17

SIGNATURES	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	July 31, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$157,379,891	$154,893,571
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$157,379,891	$154,893,571

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$53,225	$52,453
Accrued interest expense	106,266	100,045

Total Current Liabilities	159,491	152,498

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 1,600,000 issued and outstanding	157,220,400	154,741,073
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$157,379,891	$154,893,571

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
Income
Interest Income	$—	$—	$—	$—

Total Income	—	—	—	—

Expenses
Sponsor’s fee	(156,220)	(163,223)	(451,063)	(504,566)
Interest Expense	(303,040)	(311,308)	(864,322)	(964,067)

Total Expenses	(459,260)	(474,531)	(1,315,385)	(1,468,633)
Net Loss	$(459,260)	$(474,531)	$(1,315,385)	$(1,468,633)

Basic and Diluted Earnings per Share	$(0.29)	$(0.29)	$(0.84)	$(0.85)
Weighted-average Shares Outstanding	1,580,978	1,650,000	1,571,062	1,725,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(3,165)	(4,885)	(15,315)	(4,560)

Total Comprehensive Loss	$(462,425)	$(479,416)	$(1,330,700)	$(1,473,193)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(1,315,385)	(1,933,192)
Adjustment of redeemable capital shares to redemption value	1,315,385	1,933,192

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(15,315)	795
Adjustment of redeemable capital shares to redemption value	15,315	(795)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Nine months ended July 31, 2017	Nine months ended July 31, 2016
Cash flows from operating activities
Cash received for accrued income	$—	$—
Cash paid for expenses	(1,311,709)	(1,490,175)

Net cash used in operating activities	(1,311,709)	(1,490,175)

Cash flows from financing activities
Cash received to purchase redeemable shares	28,661,258	—
Cash paid to redeem redeemable shares	(28,684,222)	(19,554,107)

Net cash used in financing activities	(22,964)	(19,554,107)

Adjustment to period cash flows due to currency movement	3,820,993	3,195,583

Increase/(Decrease) in cash	2,486,320	(17,848,699)
Cash at beginning of period	154,893,571	181,772,227

Cash at end of period	$157,379,891	$163,923,528

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(1,315,385)	$(1,468,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(3,317)	(3,812)
Accrued sponsor fee	53,225	55,512
Accrued interest expense	106,266	105,880
Prior period accrued sponsor fee	(52,453)	(61,724)
Prior period accrued interest expense	(100,045)	(117,398)

Net cash used in operating activities	$(1,311,709)	$(1,490,175)

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

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2017 was an annual nominal rate of -0.75%. For the nine months ended July 31, 2017, there were Swiss Franc principal deposits of 28,480,692, Swiss Franc principal redemptions of 28,503,512 and Swiss Franc withdrawals (to pay expenses) of 1,303,445, resulting in an ending Swiss Franc principal balance of 151,847,987. This equates to 157,379,891 USD. For the year ended October 31, 2016, there were no Swiss Franc principal deposits, Swiss Franc principal redemptions of 24,078,533 and Swiss Franc withdrawals (to pay expenses) of 1,929,188, resulting in an ending Swiss Franc principal balance of 153,174,252. This equates to 154,893,571 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2017		Year ended
	(Unaudited)		October 31, 2016
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening Balance	1,600,000	$154,741,073	1,850,000	$181,593,105
Shares Issued	300,000	28,661,258	—	—
Shares Redeemed	(300,000)	(28,684,222)	(250,000)	(24,465,081)
Adjustment to period Shares due to currency movement and other	—	2,502,291	—	(2,386,951)

Ending Balance	1,600,000	$157,220,400	1,600,000	$154,741,073

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

FXF Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2017 was an annual nominal rate of -0.75%. The following chart provides the daily rate paid by the Depository since July 31, 2012:

FXF Daily Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2017.

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

Results of Operations

As of October 31, 2016, the number of Swiss Francs owned by the Trust was 153,174,252, resulting in a redeemable capital share value of $154,741,073. During the nine months ended July 31, 2017, 300,000 Shares were created in exchange for 28,480,692 Swiss Francs and 300,000 Shares were redeemed in exchange for 28,503,512 Swiss Francs. In addition, 1,303,445 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2017, the number of Swiss Francs owned by the Trust was 151,847,987, resulting in a redeemable capital Share value of $157,220,400.

An increase in the Trust’s redeemable capital Share value from $154,741,073 at October 31, 2016 to $157,220,400 at July 31, 2017, was primarily the result of an increase in the Closing Spot Rate from 1.0112 at October 31, 2016 to 1.0364 at July 31, 2017.

No interest income was earned during the three months ended July 31, 2016, the three months ended July 31, 2017, the nine months ended July 31, 2016 and the nine months ended July 31, 2017, due to an annual nominal interest rate which remained at or below 0% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee decreased from $163,223 for the three months ended July 31, 2016 to $156,220 for the three months ended July 31, 2017, and decreased from $504,566 for the nine months ended July 31, 2016 to $451,063 for the nine months ended July 31, 2017. Because the annual interest rate paid by the depository fell below 0% (as set forth in the chart above), the Trust incurred interest expense. Due primarily to a decrease in the weighted-average Swiss Francs in the Trust, interest expense decreased from $311,308 for the three months ended July 31, 2016 to $303,040 for the three months ended July 31, 2017, and decreased from $964,067 for the nine months ended July 31, 2016 to $864,322 for the nine months ended July 31, 2017. The only expenses of the Trust during the three months and nine months ended July 31, 2017 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended July 31, 2017 was $459,260 due to the Sponsor’s fee of $156,220 and interest expense of $303,040 exceeding interest income of $0. The Trust’s net loss for the nine months ended July 31, 2017 was $1,315,385, due to the Sponsor’s fee of $451,063 and interest expense of $864,322 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended July 31, 2016, the three months ended July 31, 2017, the nine months ended July 31, 2016 and the nine months ended July 31, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Swiss Franc/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	During the quarter ended July 31, 2017, 5 Baskets (250,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2017 – 05/31/2017	—	$—
06/01/2017 – 06/30/2017	250,000	$97.98
07/01/2017 – 07/31/2017	—	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333-132364) filed by the Trust on June 9, 2006.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A (File number 333-132364) filed by the Trust on June 9, 2006.

4.1	Depositary Trust Agreement dated as of June 8, 2006 among Guggenheim Specialized Products, LLC, The Bank of New York Mellon, all registered owners and beneficial owners of Swiss Franc Shares issued thereunder and all depositors, incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.2	Amendment to Depositary Trust Agreement dated as of November 13, 2008 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

4.3	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.4	Participant Agreement dated as of March 25, 2010 among Knight Clearing Services, LLC, The Bank of New York Mellon, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.5	Amendment to Participant Agreements dated as of December 9, 2010 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.6	Amendment to Participant Agreements dated as of January 15, 2011 among The Bank of New York Mellon, the trusts set forth on Schedule A thereto and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

4.7	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon.

4.8	Global Amendment to Participant Agreements dated as of September 5, 2017 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon.

10.1	Deposit Account Agreement dated as of June 8, 2006 between The Bank of New York and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.2	Amendment to Deposit Account Agreement dated as of November 13, 2008 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Trust on September 9, 2010.

10.3	Amendment 2 to Deposit Account Agreement dated as of September 1, 2010 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

10.4	Amendment 3 to Deposit Account Agreement dated as of August 10, 2011 between The Bank of New York Mellon and the London Branch of JPMorgan Chase Bank, N.A, incorporated herein by reference to Exhibit 10.4 to the Registration on Form S-3 (File No. 333-176370) filed by the Trust on August 17, 2011.

10.5	Sublicense Agreement dated as of June 9, 2006 between PADCO Advisors II, Inc. and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K/A filed by the Trust on March 10, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES®
SWISS FRANC TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swiss Franc Trust

Date: September 11, 2017		By:	/s/ KEITH D. KEMP
Keith D. Kemp
Chief Financial Officer
(principal financial officer)