Form 10-Q
period 2018-01-31
CURRENCYSHARES SWISS FRANC TRUST
filed 2018-03-12
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® SWISS FRANC TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

	January 31, 2018 (Unaudited)	October 31, 2017
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$157,315,103	$151,886,127
Swiss Franc deposits, non-interest bearing	—	—

Total Current Assets	$157,315,103	$151,886,127

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$53,420	$51,576
Accrued interest expense	101,606	98,099

Total Current Liabilities	155,026	149,675
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 1,550,000 and 1,600,000 issued and outstanding, respectively	157,160,077	151,736,452
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$157,315,103	$151,886,127

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
Income
Interest Income	$—	$—

Total Income	—	—
Expenses
Sponsor’s fee	(150,808)	(151,066)
Interest Expense	(287,041)	(287,820)

Total Expenses	(437,849)	(438,886)
Net Loss	$(437,849)	$(438,886)

Basic and Diluted Earnings per Share	$(0.28)	$(0.28)
Weighted-average Shares Outstanding	1,551,087	1,581,522
Cash Dividends per Share	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(23,692)	(9,698)

Total Comprehensive Loss	$(461,541)	$(448,584)

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2018 (Unaudited)	Year ended October 31, 2017
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(437,849)	(1,772,394)
Adjustment of redeemable capital shares to redemption value	437,849	1,772,394

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(23,692)	(2,936)
Adjustment of redeemable capital shares to redemption value	23,692	2,936

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
Cash flows from operating activities
Cash received for accrued income	$—	$—
Cash paid for expenses	(443,038)	(443,553)

Net cash used in operating activities	(443,038)	(443,553)
Cash flows from financing activities
Cash paid to redeem redeemable shares	(4,822,777)	(4,733,259)

Net cash used in financing activities	(4,822,777)	(4,733,259)
Adjustment to period cash flows due to currency movement	10,694,791	246,706

Increase/(Decrease) in cash	5,428,976	(4,930,106)
Cash at beginning of period	151,886,127	154,893,571

Cash at end of period	$157,315,103	$149,963,465

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(437,849)	$(438,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Currency translation adjustment	(10,540)	(252)
Accrued sponsor fee	53,420	50,923
Accrued interest expense	101,606	97,160
Prior period accrued sponsor fee	(51,576)	(52,453)
Prior period accrued interest expense	(98,099)	(100,045)

Net cash used in operating activities	$(443,038)	$(443,553)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 11, 2018.

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

3. Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of January 31, 2018 was an annual nominal rate of -0.75%. For the three months ended January 31, 2018, there were no Swiss Franc principal deposits, Swiss Franc principal redemptions of 4,725,839 and Swiss Franc withdrawals (to pay expenses) of 434,133, resulting in an ending Swiss Franc principal balance of 146,240,120. This equates to 157,315,103 USD. For the year ended October 31, 2017, there were Swiss Franc principal deposits of 28,480,692, Swiss Franc principal redemptions of 28,503,512 and Swiss Franc withdrawals (to pay expenses) of 1,751,340, resulting in an ending Swiss Franc principal balance of 151,400,092. This equates to 151,886,127 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,600,000	$151,736,452	1,600,000	$154,741,073
Shares issued	—	—	300,000	28,838,287
Shares redeemed	(50,000)	(4,822,777)	(300,000)	(28,861,393)
Adjustment to period Shares due to currency movement and other	—	10,246,402	—	(2,981,515)

Ending Balance	1,550,000	$157,160,077	1,600,000	$151,736,452

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

9. Subsequent Event

On September 28, 2017, Guggenheim Capital LLC entered into an agreement to sell its exchange-traded funds business to Invesco Ltd. (“Invesco”), a leading independent global investment management company (the “Transaction”). In connection with the Transaction, Invesco will acquire 100% of the issued and outstanding membership interests of Guggenheim Specialized Products, LLC, the sponsor of the Trust. The Transaction is expected to close in the second quarter of 2018.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2018 was an annual nominal rate of -0.75%. The following chart provides the daily rate paid by the Depository since January 31, 2013:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2018.

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

Results of Operations

As of October 31, 2017, the number of Swiss Francs owned by the Trust was 151,400,092, resulting in a redeemable capital share value of $151,736,452. During the three months ended January 31, 2018, no Shares were created and 50,000 Shares were redeemed in exchange for 4,725,839 Swiss Francs. In addition, 434,133 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of January 31, 2018, the number of Swiss Francs owned by the Trust was 146,240,120, resulting in a redeemable capital share value of $157,160,077.

An increase in the Trust’s redeemable capital share value from $151,736,452 at October 31, 2017 to $157,160,077 at January 31, 2018, was primarily the result of an increase in the Closing Spot Rate from 1.0032 at October 31, 2017 to 1.0757 at January 31, 2018, but was partially offset by a decrease in the number of Shares outstanding from 1,600,000 at October 31, 2017 to 1,550,000 at January 31, 2018.

No interest income was earned during the three months ended January 31, 2017 or the three months ended January 31, 2018, due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to a decrease in the weighted-average Swiss Franc in the Trust, the Sponsor’s fee decreased from $151,066 for the three months ended January 31, 2017 to $150,808 for the three months ended January 31, 2018. The decrease in the Sponsor’s fee was partially offset by an increase in the Closing Spot Rate as set forth in the previous ‘Closing Spot Rate’ chart. Because the annual interest rate paid by the Depository remained below 0.00%, the Trust incurred interest expense. Due primarily to a decrease in the weighted-average Swiss Franc in the Trust, interest expense decreased from $287,820 for the three months ended January 31, 2017 to $287,041 for the three months ended January 31, 2018. The only expenses of the Trust during the three months ended January 31, 2018 were the Sponsor’s fee and interest expense.

The Trust’s net loss for the three months ended January 31, 2018 was $437,849, due to the Sponsor’s fee of $150,808 and interest expense of $287,041 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended January 31, 2017 or the three months ended January 31, 2018 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Swiss Franc/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2018. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 11, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended January 31, 2018, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
11/01/2017 – 11/30/2017	50,000	$94.49
12/01/2017 – 12/31/2017	—	$—
01/01/2018 – 01/31/2018	—	$—

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

CURRENCYSHARES®
SWISS FRANC TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Swiss Franc Trust

Date: March 12, 2018		By:	/s/ KEITH D. KEMP
Keith D. Kemp
Chief Financial Officer
(principal financial officer)