Form 10-Q
period 2019-03-31
Invesco CurrencyShares Swiss Franc Trust
filed 2019-05-09
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Interest	FXF	NYSE Arca

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2019: 1,600,000 Shares.

INVESCO CURRENCYSHARES® SWISS FRANC TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Swiss Franc deposits, interest bearing	$149,551,411	$175,196,237
Swiss Franc deposits, non-interest bearing	—	—
Total Current Assets	$149,551,411	$175,196,237

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$50,885	$61,461
Accrued interest expense on currency deposits	97,083	117,102
Total Current Liabilities	147,968	178,563
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 1,600,000 and 1,850,000 issued and outstanding, respectively	149,403,443	175,017,674
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$149,551,411	$175,196,237

See Notes to Financial Statements.

Invesco CurrencyShares ® Swiss Franc Trust

Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Income
Interest Income	$—	$—
Total Income	—	—

Expenses
Sponsor’s fee	(155,227)	(152,959)
Interest Expense on currency deposits	(295,940)	(290,510)
Total Expenses	(451,167)	(443,469)
Net Comprehensive Income (Loss)	$(451,167)	$(443,469)
Basic and Diluted Earnings per Share	$(0.27)	$(0.28)
Weighted-average Shares Outstanding	1,678,889	1,562,222

See Notes to Financial Statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	$175,017,674
Purchases of Shares	—	—	9,316,175
Redemption of Shares	—	—	(32,867,039)
Net Increase (Decrease) due to Share Transactions	—	—	(23,550,864)
Distributions	—	—	—
Net Comprehensive Income (Loss)	(451,167)	(451,167)	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	451,167	451,167	(451,167)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	(1,612,200)
Balance at March 31, 2019	$—	$—	$149,403,443

See Notes to Financial Statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Redeemable Capital Shares
Balance at December 31, 2017	$—	$—	$150,066,823
Purchases of Shares	—	—	9,922,904
Redemption of Shares	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	9,922,904
Distributions	—	—	—
Net Comprehensive Income (Loss)	(443,469)	(443,469)	—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	443,469	443,469	(443,469)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—	2,557,350
Balance at March 31, 2018	$—	$—	$162,103,608

See Notes to Financial Statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(451,167)	$(443,469)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	—	—
Accrued interest expense	(20,019)	3,062
Accrued Sponsor's fee	(10,576)	1,828
Net cash used in operating activities	(481,762)	(438,579)

Cash flows from financing activities
Distributions paid to shareholders	—	—
Proceeds from purchases of redeemable Shares	9,316,175	9,922,904
Redemptions of redeemable Shares	(32,867,039)	—
Net cash used in financing activities	(23,550,864)	9,922,904

Effect of exchange rate on cash	(1,612,200)	2,557,350
Net change in cash	(25,644,826)	12,041,675
Cash at beginning of period	175,196,237	150,214,855
Cash at end of period	$149,551,411	$162,256,530

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K transition report as filed on March 11, 2019.

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

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2019 was an annual nominal rate of -0.75%. For the three months ended March 31, 2019, there were Swiss Franc principal deposits of 9,312,870, Swiss Franc principal redemptions of 32,604,681 and Swiss Franc withdrawals (to pay expenses) of 478,390, resulting in an ending Swiss Franc principal balance of 148,938,249. This equates to 149,551,411 USD. For the two months ended December 31, 2018, there were Swiss Franc principal deposits of 18,683,840, Swiss Franc principal redemptions of 23,343,201 and Swiss Franc withdrawals (to pay expenses) of 345,547, resulting in an ending Swiss Franc principal balance of 172,708,450. This equates to 175,196,237 USD.

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

Due to expected continuing creations and redemptions of Baskets and the two-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded directly to redeemable capital shares and retained earnings.

Activity in redeemable capital Shares is as follows:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	1,850,000	$175,017,674	1,550,000	$150,066,823
Shares issued	100,000	9,316,175	100,000	9,922,904
Shares redeemed	(350,000)	(32,867,039)	—	—
Adjustment of Redeemable Capital Shares to Redemption Value	—	(2,063,367)	—	2,113,881
Ending Balance	1,600,000	$149,403,443	1,650,000	162,103,608

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

6.Related Parties

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2019 was an annual nominal rate of -0.75%. The following chart provides the daily rate paid by the Depository since March 31, 2014:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Franc from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates) , if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended March 31, 2019.

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

Results of Operations

As of December 31, 2018, the number of Swiss Francs owned by the Trust was 172,708,450, resulting in a redeemable capital Share value of $175,017,674. During the three months ended March 31, 2019, an additional 100,000 Shares were created in exchange for 9,312,870 Swiss Francs and 350,000 Shares were redeemed in exchange for 32,604,681 Swiss Francs. In addition, 478,390 Swiss Francs were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of March 31, 2019, the number of Swiss Francs owned by the Trust was 148,938,249, resulting in a redeemable capital Share value of $149,403,443.

A decrease in the Trust’s redeemable capital Share value from $175,017,674 at December 31, 2018 to $149,403,443 at March 31, 2019, was primarily the result of a decrease in the number of Shares outstanding from 1,850,000 at December 31, 2018 to 1,600,000 at March 31, 2019 coupled with a decrease in the Closing Spot Rate from 1.0144 at December 31, 2018 to 1.0041 at March 31, 2019.

No interest income was earned during the three months ended March 31, 2018 and the three months ended March 31, 2019, due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to an increase in the weighted-average Swiss Franc in the Trust, the Sponsor’s fee increased from $152,959 for the three months ended March 31, 2018 to $155,227 for the three months ended March 31, 2019. Because the annual interest rate paid by the Depository remained below 0.00%, the Trust incurred interest expense. Due primarily to an increase in the weighted-average Swiss Franc in the Trust, interest expense increased from $290,510 for the three months ended March 31, 2018 to $295,940 for the three months ended March 31, 2019. The only expenses of the Trust during the three months ended March 31, 2019 were the Sponsor’s fee and interest expense.

The Trust’s net comprehensive income (loss) for the three months ended March 31, 2019 was $(451,167), due to the Sponsor’s fee of $155,227 and interest expense of $295,940 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the three months ended March 31, 2018 was $(443,469) due to the Sponsor’s fee of $152,959 and interest expense of $290,510 exceeding interest income of $0.

Cash dividends were not paid by the Trust during the three months ended March 31, 2018 and the three months ended March 31, 2019 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Swiss Franc/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Current Discussions between the SEC and PricewaterhouseCoopers LLP regarding PricewaterhouseCoopers LLP's Independence Could Have Potentially Adverse Consequences for the Trust.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended March 31, 2019, 7 Baskets (350,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) were redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
01/01/2019 – 01/31/2019	100,000	$94.36
02/01/2019 – 02/28/2019	200,000	$93.72
03/01/2019 – 03/31/2019	50,000	$93.73
Total	350,000	$93.90

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1

Certificate of Formation of the Sponsor dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A (File number 333 132364) filed by the Trust on June 9, 2006.

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

4.7

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

INVESCO CURRENCYSHARES®
SWISS FRANC TRUST
By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Swiss Franc Trust

Date: May 8, 2019	By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer
(principal executive officer)

By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting
Officer – Investment Pools