Form 10-Q
period 2020-09-30
Invesco CurrencyShares Swiss Franc Trust
filed 2020-11-06
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2020: 2,500,000

INVESCO CURRENCYSHARES® SWISS FRANC TRUST

QUARTER ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

September 30, 2020 and December 31, 2019

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Swiss Franc deposits, interest bearing	$248,917,402	$128,650,484
Subscriptions receivable	—	4,759,930
Total Assets	$248,917,402	$133,410,414

Liabilities
Accrued Sponsor’s fee	$80,218	$47,024
Accrued interest expense on currency deposits	152,991	89,444
Total Liabilities	233,209	136,468
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 29,500,000 authorized – 2,500,000 and 1,400,000 issued and outstanding, respectively	248,684,193	133,273,946
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$248,917,402	$133,410,414

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares ® Swiss Franc Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor’s fee	(220,015)	(147,814)	(539,842)	(451,236)
Interest Expense on currency deposits	(419,638)	(285,889)	(1,030,391)	(863,705)
Total Expenses	(639,653)	(433,703)	(1,570,233)	(1,314,941)
Net Comprehensive Income (Loss)	$(639,653)	$(433,703)	$(1,570,233)	$(1,314,941)
Basic and Diluted Earnings (Loss) per Share	$(0.29)	$(0.27)	$(0.83)	$(0.81)
Weighted-average Shares Outstanding	2,222,826	1,585,870	1,888,139	1,621,978

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2020

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2020	$—	$—	1,800,000	$174,115,557
Purchases of Shares	—	—	700,000	69,789,515
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	700,000	69,789,515
Net Comprehensive Income (Loss)	(639,653)	(639,653)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	639,653	639,653		(639,653)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		5,418,774
Balance at September 30, 2020	$—	$—	2,500,000	$248,684,193

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

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2020

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2019	$—	$—	1,400,000	$133,273,946
Purchases of Shares	—	—	2,150,000	207,381,975
Redemption of Shares	—	—	(1,050,000)	(101,057,034)
Net Increase (Decrease) due to Share Transactions	—	—	1,100,000	106,324,941
Net Comprehensive Income (Loss)	(1,570,233)	(1,570,233)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,570,233	1,570,233		(1,570,233)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		10,655,539
Balance at September 30, 2020	$—	$—	2,500,000	$248,684,193

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

Invesco CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(1,570,233)	$(1,314,941)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued interest expense	63,547	(24,673)
Accrued Sponsor's fee	33,194	(12,866)
Net cash provided by (used in) operating activities	(1,473,492)	(1,352,480)

Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	212,137,976	42,122,962
Redemptions of redeemable capital Shares	(101,057,034)	(70,563,499)
Net cash provided by (used in) financing activities	111,080,942	(28,440,537)

Effect of exchange rate on cash	10,659,468	(1,549,166)
Net change in cash	120,266,918	(31,342,183)
Cash at beginning of period	128,650,484	175,196,237
Cash at end of period	$248,917,402	$143,854,054

Supplemental disclosure of cash flow information
Cash paid for interest	$966,844	$888,378

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Notes to Unaudited Financial Statements

September 30, 2020

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

G.  Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and nine months ended September 30, 2020 and 2019 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2020 was an annual nominal rate of -0.75%. For the nine months ended September 30, 2020, there were Swiss Franc principal deposits of 197,268,857, Swiss Franc principal redemptions of 96,359,052 and Swiss Franc withdrawals (to pay expenses) of 1,404,915, resulting in an ending Swiss Franc principal balance of 228,692,864. This equates to 248,917,402 USD. For the year ended December 31, 2019, there were Swiss Franc principal deposits of 46,358,107, Swiss Franc principal redemptions of 88,118,747 and Swiss Franc withdrawals (to pay expenses) of 1,759,836, resulting in an ending Swiss Franc principal balance of 129,187,974. This equates to 133,410,414 USD (which includes USD subscriptions receivable).

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2020 was an annual nominal rate of -0.75%. The following chart provides the daily rate paid by the Depository since September 30, 2015:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Francs from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended September 30, 2020.

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

Results of Operations

During the nine months ended September 30, 2020, an additional 2,150,000 Shares were created in exchange for 197,268,857 Swiss Francs and 1,050,000 Shares were redeemed in exchange for 96,359,052 Swiss Francs. In addition, 1,404,915 Swiss Francs were withdrawn to pay the Sponsor’s fee and the interest expense on currency deposits, due to the negative interest rate. As of September 30, 2020, the number of Swiss Francs owned by the Trust was 228,692,864, resulting in a redeemable capital Share value of $248,684,193. During the year ended December 31, 2019, an additional 500,000 Shares were created in exchange for 46,358,107 Swiss Francs and 950,000 Shares were redeemed in exchange for 88,118,747 Swiss Francs. In addition, 1,759,836 Swiss Francs were withdrawn to pay the Sponsor’s fee and the interest expense on currency deposits, due to the negative interest rate. As of December 31, 2019, the number of Swiss Francs owned by the Trust was 129,187,974, resulting in a redeemable capital Share value of $133,273,946.

An increase in the Trust’s redeemable capital Share value from $133,273,946 at December 31, 2019 to $248,684,193 at September 30, 2020, was primarily the result of an increase in the number of Shares outstanding from 1,400,000 at December 31, 2019 to 2,500,000 at September 30, 2020 coupled with an increase in the Closing Spot Rate from 1.033 at December 31, 2019 to 1.088 at September 30, 2020.

No interest income was earned during the three and nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, due to an annual nominal interest rate which remained at or below 0.00% through those periods, as set forth in the FXF Daily Rate chart above.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Swiss Francs in the Trust. Due primarily to an increase in the weighted-average Swiss Francs in the Trust, the Sponsor’s fee increased from $147,814 for the three months ended September 30, 2019 to $220,015 for the three months ended September 30, 2020, and increased from $451,236 for the nine months ended September 30, 2019 to $539,842 for the nine months ended September 30, 2020. Because the annual interest rate paid by the Depository remained below 0.00% at the end of September 30, 2020, the Trust incurred interest expense on currency deposits. Due primarily to an increase in the weighted-average Swiss Francs in the Trust, interest expense on currency deposits increased from $285,889 for the three months ended September 30, 2019 to $419,638 for the three months ended September 30, 2020, and increased from $863,705 for the nine months ended September 30, 2019 to $1,030,391 for the nine months ended September 30, 2020. The only expenses of the Trust during the three and nine months ended September 30, 2020 and 2019 were the Sponsor’s fee and interest expense on currency deposits.

The Trust’s net comprehensive income (loss) for the three months ended September 30, 2020 was $(639,653), due to the Sponsor’s fee of $220,015 and interest expense on currency deposits of $419,638 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the three months ended September 30, 2019 was $(433,703), due to the Sponsor’s fee of $147,814 and interest expense on currency deposits of $285,889 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the nine months ended September 30, 2020 was $(1,570,233), due to the Sponsor’s fee of $539,842 and interest expense on currency deposits of $1,030,391 exceeding interest income of $0. The Trust’s net comprehensive income (loss) for the nine months ended September 30, 2019 was $(1,314,941), due to the Sponsor’s fee of $451,236 and interest expense on currency deposits of $863,705 exceeding interest income of $0.

Cash dividends were not paid by the Trust for the three and nine months ended September 30, 2019 and the three and nine months ended September 30, 2020 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

COVID-19 spread globally during the first nine months of 2020. This pandemic has had material adverse effects on the global economy, triggering widespread unemployment and negative revaluation of risk assets. The economic turmoil and market break has led to unprecedented amounts of stimulus in regional and national economies by central banks and other governmental authorities. Despite massive intervention, the humanitarian and economic crisis continues, and financial markets have experienced heightened volatility. No assurance can be given that the disruption will end soon or that the value of the Shares will not be affected materially and adversely by the pandemic and its consequences. Escalation or prolonged continuation of the pandemic could exacerbate other risk factors identified in the Trust’s Form 10-K and materially and adversely affect the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

          (c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended September 30, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2020 to July 31, 2020	—	$—
August 1, 2020 to August 31, 2020	—	—
September 1, 2020 to September 30, 2020	—	—
Total	—	$—

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Swiss Franc Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 5, 2020	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 5, 2020	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer,
Investment Pools