Form 10-Q
period 2022-06-30
Invesco CurrencyShares Swiss Franc Trust
filed 2022-08-05
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2022: 2,500,000

INVESCO CURRENCYSHARES® SWISS FRANC TRUST

QUARTER ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

June 30, 2022 and December 31, 2021

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Swiss Franc deposits, interest bearing	$234,092,643	$247,388,709
Total Assets	$234,092,643	$247,388,709

Liabilities
Accrued Sponsor’s fee	$78,670	$85,630
Accrued interest expense on currency deposits	149,632	162,872
Total Liabilities	228,302	248,502
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 2,500,000 and 2,500,000 issued and outstanding, respectively	233,864,341	247,140,207
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$234,092,643	$247,388,709

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares ® Swiss Franc Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor’s fee	(237,318)	(266,735)	(478,223)	(567,354)
Interest Expense on currency deposits	(451,403)	(507,371)	(909,618)	(1,079,183)
Total Expenses	(688,721)	(774,106)	(1,387,841)	(1,646,537)
Net Comprehensive Income (Loss)	$(688,721)	$(774,106)	$(1,387,841)	$(1,646,537)
Basic and Diluted Earnings (Loss) per Share	$(0.27)	$(0.29)	$(0.55)	$(0.58)
Weighted-average Shares Outstanding	2,559,890	2,681,319	2,535,083	2,854,972

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2022	$—	$—	2,550,000	$248,877,483
Purchases of Shares	—	—	250,000	23,485,395
Redemption of Shares	—	—	(300,000)	(27,272,799)
Net Increase (Decrease) due to Share Transactions	—	—	(50,000)	(3,787,404)
Net Comprehensive Income (Loss)	(688,721)	(688,721)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	688,721	688,721		(688,721)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(10,537,017)
Balance at June 30, 2022	$—	$—	2,500,000	$233,864,341

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

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2022

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2021	$—	$—	2,500,000	$247,140,207
Purchases of Shares	—	—	350,000	33,252,776
Redemption of Shares	—	—	(350,000)	(32,110,020)
Net Increase (Decrease) due to Share Transactions	—	—	—	1,142,756
Net Comprehensive Income (Loss)	(1,387,841)	(1,387,841)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,387,841	1,387,841		(1,387,841)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(13,030,781)
Balance at June 30, 2022	$—	$—	2,500,000	$233,864,341

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2021

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2020	$—	$—	2,850,000	$293,802,451
Purchases of Shares	—	—	750,000	76,116,275
Redemption of Shares	—	—	(950,000)	(94,666,027)
Net Increase (Decrease) due to Share Transactions	—	—	(200,000)	(18,549,752)
Net Comprehensive Income (Loss)	(1,646,537)	(1,646,537)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,646,537	1,646,537		(1,646,537)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(13,861,602)
Balance at June 30, 2021	$—	$—	2,650,000	$259,744,560

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(1,387,841)	$(1,646,537)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued interest expense	(13,240)	(20,462)
Accrued Sponsor's fee	(6,960)	(10,492)
Net cash provided by (used in) operating activities	(1,408,041)	(1,677,491)

Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	33,252,776	81,276,995
Redemptions of redeemable capital Shares	(32,110,020)	(89,765,186)
Net cash provided by (used in) financing activities	1,142,756	(8,488,191)
Effect of exchange rate on cash	(13,030,781)	(13,867,732)
Net change in cash	(13,296,066)	(24,033,414)
Cash at beginning of period	247,388,709	288,930,188
Cash at end of period	$234,092,643	$264,896,774

Supplemental disclosure of cash flow information
Cash paid for interest	$922,858	$1,099,645

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Notes to Unaudited Financial Statements

June 30, 2022

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

G.  Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and six months ended June 30, 2022 and 2021 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2022 was an annual nominal rate of -0.75%. For the six months ended June 30, 2022, there were Swiss Franc principal deposits of 31,416,734, Swiss Franc principal redemptions of 31,398,389 and Swiss Franc withdrawals (to pay expenses) of 1,317,976, resulting in an ending Swiss Franc principal balance of 224,108,592. This equates to 234,092,643 USD. For the year ended December 31, 2021, there were Swiss Franc principal deposits of 90,781,239, Swiss Franc principal redemptions of 122,456,452 and Swiss Franc withdrawals (to pay expenses) of 2,872,803, resulting in an ending Swiss Franc principal balance of 225,408,223. This equates to 247,388,709 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2022 was an annual nominal rate of -0.75%. The following chart provides the daily rate paid by the Depository since June 30, 2017:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Francs from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended June 30, 2022.

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

Results of Operations

During the three and six months ended June 30, 2022 and 2021, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility and uncertainty caused by the novel coronavirus known as COVID-19, which is considered to be an unusual or infrequent event. Additionally, the Trust’s net comprehensive income (loss) during the three and six months ended June 30, 2022 was, in part, impacted by the Russia-Ukraine conflict, which is also considered to be an unusual or infrequent event. Although the full and direct impact of COVID-19 and the Russia-Ukraine conflict on the Trust’s net comprehensive income (loss) during the three and six months ended June 30, 2022 and 2021 cannot be known, it is believed that COVID-19 and the Russia-Ukraine conflict have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Swiss Franc (CHF/USD) performed negatively in the second quarter of 2022, largely weighed down by a strengthening U.S. dollar, which rallied to a 20-year high. Notably, the Swiss franc hit parity with the greenback for the first time since late 2019 in May and then again in June. Given expectations for aggressive Fed tightening, the Swiss National Bank’s (SNB) lagging rate hike plans further weighed on the currency pair for most of the quarter. However, the SNB’s surprise rate hike in mid-June did lead to the largest advance against the USD in nearly seven years.

The Swiss Franc (CHF/USD) posted positive performance in the second quarter of 2021, largely due to the weakness in the U.S. dollar given its lagged recovery from lockdowns and falling treasury yields in response to a more dovish Fed. Concerns over possible ‘stagflation’ continued to support the Swiss Franc, given the Swiss National Bank’s strict inflation mandates.

The Swiss Franc (CHF/USD) fell against the U.S. dollar in the first half of 2022 as the dollar rallied aggressively, supported by expectations for aggressive Fed tightening and growing haven demand amid rising recession probabilities. The currency pair was further weighed down by uncertainty over Europe’s macroeconomic outlook as implications of the war in Ukraine and the resulting sanctions unraveled.

The Swiss Franc (CHF/USD) fell against the U.S. dollar in the first half of 2021. In Q1, as the dollar regained its ground, supported by a more hawkish Fed, and global demand recovery went underway amid growing vaccine optimism and easing lockdown restrictions, investors dumped haven assets like the Swiss Franc to position themselves for the global economic comeback. While the U.S. dollar weakened in Q2, boosting the currency pair, the gains weren’t sufficient to offset the losses.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

          (c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended June 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2022 to April 30, 2022	—	$—
May 1, 2022 to May 31, 2022	200,000	$90.15
June 1, 2022 to June 30, 2022	100,000	$92.42
Total	300,000	$90.91

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Swiss Franc Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 4, 2022	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: August 4, 2022	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer,
Investment Pools