Form 10-Q
period 2023-09-30
Invesco CurrencyShares Swiss Franc Trust
filed 2023-11-08
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2023: 2,000,000

INVESCO CURRENCYSHARES® SWISS FRANC TRUST

QUARTER ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Swiss Franc deposits, interest bearing	$194,524,362	$217,032,018
Receivable from accrued interest	67,543	—
Total Assets	$194,591,905	$217,032,018
Liabilities
Accrued Sponsor’s fee	$63,952	$73,878
Total Liabilities	63,952	73,878
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 2,000,000 and 2,250,000 issued and outstanding, respectively	194,527,953	216,958,140
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$194,591,905	$217,032,018

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares ® Swiss Franc Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income
Interest Income	$69,928	$—	$69,928	$—
Total Income	69,928	—	69,928	—
Expenses
Sponsor’s fee	(179,802)	(234,728)	(575,608)	(712,951)
Interest Expense on currency deposits	—	(328,291)	(54)	(1,237,909)
Total Expenses	(179,802)	(563,019)	(575,662)	(1,950,860)
Net Comprehensive Income (Loss)	$(109,874)	$(563,019)	$(505,734)	$(1,950,860)
Basic and Diluted Earnings (Loss) per Share	$(0.06)	$(0.23)	$(0.26)	$(0.77)
Weighted-average Shares Outstanding	1,776,087	2,486,413	1,947,253	2,518,681

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2023	$—	$—	1,650,000	$164,208,555
Purchases of Shares	—	—	400,000	40,479,052
Redemption of Shares	—	—	(50,000)	(5,180,886)
Net Increase (Decrease) due to Share Transactions	—	—	350,000	35,298,166
Net Comprehensive Income (Loss)	(109,874)	(109,874)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	109,874	109,874		(109,874)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(4,868,894)
Balance at September 30, 2023	$—	$—	2,000,000	$194,527,953

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

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2023

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2022	$—	$—	2,250,000	$216,958,140
Purchases of Shares	—	—	550,000	55,310,982
Redemption of Shares	—	—	(800,000)	(78,745,231)
Net Increase (Decrease) due to Share Transactions	—	—	(250,000)	(23,434,249)
Net Comprehensive Income (Loss)	(505,734)	(505,734)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	505,734	505,734		(505,734)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		1,509,796
Balance at September 30, 2023	$—	$—	2,000,000	$194,527,953

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

Invesco CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(505,734)	$(1,950,860)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	(67,543)	—
Accrued interest expense	—	(75,204)
Accrued Sponsor's fee	(9,926)	(8,806)
Net cash provided by (used in) operating activities	(583,203)	(2,034,870)

Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	55,310,982	134,078,346
Redemptions of redeemable capital Shares	(78,745,231)	(161,634,994)
Net cash provided by (used in) financing activities	(23,434,249)	(27,556,648)
Effect of exchange rate on cash	1,509,796	(17,942,151)
Net change in cash	(22,507,656)	(47,533,669)
Cash at beginning of period	217,032,018	247,388,709
Cash at end of period	$194,524,362	$199,855,040

Supplemental disclosure of cash flow information
Cash paid for interest	$54	$1,313,113

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Notes to Unaudited Financial Statements

September 30, 2023

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

G. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and nine months ended September 30, 2023 and 2022 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2023 was an annual nominal rate of 0.50%. For the nine months ended September 30, 2023, there were Swiss Franc principal deposits of 48,962,230, Swiss Franc principal redemptions of 71,279,242 and Swiss Franc withdrawals (to pay expenses) of 530,124, resulting in an ending Swiss Franc principal balance of 177,950,887. This equates to 194,524,362 USD. For the year ended December 31, 2022, there were Swiss Franc principal deposits of 205,682,665, Swiss Franc principal redemptions of 227,984,526 and Swiss Franc withdrawals (to pay expenses) of 2,308,339, resulting in an ending Swiss Franc principal balance of 200,798,023. This equates to 217,032,018 USD.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2023 was an annual nominal rate of 0.50%. The following chart provides the daily rate paid by the Depository since September 30, 2018:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Francs from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended September 30, 2023.

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

Results of Operations

During the three and nine months ended September 30, 2023 and 2022, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from the Federal Reserve's ambiguous messaging around its monetary policies and US banking sector turmoil for 2023, and uncertainty caused by the novel coronavirus known as COVID-19, as well as the Russia-Ukraine conflict, for 2022, which are considered to be unusual or infrequent events. Although the full and direct impact of the COVID-19 pandemic, the Russia-Ukraine conflict, and the US banking sector turmoil, on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2023 and 2022 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Swiss franc (CHF/USD) depreciated against the US dollar in the third quarter of 2023, largely due to renewed dollar strength and the Swiss National Bank’s (SNB) relatively dovish policies. While the Fed continued to stick to its higher-for-longer rhetoric and kept the windows open for further hikes, the SNB called a surprise end to its rate hikes in September, further cementing the yield differential between the currencies – the SNB kept their benchmark rate at 1.75% compared to over 5% in the US. With domestic inflation sitting below the 2% ceiling and SNB officials signaling they are comfortable with current inflation, the chances of further hikes significantly decreased for the Swiss franc, adding downward pressure on the pair.

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

The Swiss franc (CHF/USD) posted a small gain in the first three quarters of 2023 with price action largely driven by dollar moves and SNB policies. The USD fell sharply in January, helping the pair rally, as speculation for a dovish pivot in Fed rate hike plans grew. However, with the dollar making a turnaround in February due to signs of a strong labor market and resilient inflation in the US, the currency pair depreciated. In March though, the pair returned to positive territory as the US dollar once again weakened amid the turmoil in the US banking sector. While Switzerland’s banking sector also took a hit following the collapse of Credit Suisse, the impact was limited given swift government intervention. While Q2 was largely the same theme, with the CHF bouncing back and forth on Fed-driven dollar moves, the pair also received support from rising safe haven demand. Q3 marked a negative period for the Swiss franc as the SNB turned increasingly dovish, especially when compared with the US Fed, which held on to its higher for longer guidance.

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

Additionally, the interest rate paid by the Depository has generally trended downward over the past several years, slightly offset by improvements in the past several quarters, to the current interest rate of 0.50%, as set forth in the FXF Rate Chart above. As long as the Sponsor’s fee and the interest expense on currency deposits, if any, exceed interest income, the Trust will incur a net comprehensive loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described above with respect to fluctuations in the Swiss Franc/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended September 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2023 to July 31, 2023	50,000	$103.62
August 1, 2023 to August 31, 2023	—	$—
September 1, 2023 to September 30, 2023	—	$—
Total	50,000	$103.62

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Swiss Franc Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 7, 2023	By:	/s/ Anna Paglia
	Name:	Anna Paglia
	Title:	Principal Executive Officer

Dated: November 7, 2023	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer,
Investment Pools