Form 10-Q
period 2024-03-31
Invesco CurrencyShares Swiss Franc Trust
filed 2024-05-08
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2024: 1,500,000

INVESCO CURRENCYSHARES® SWISS FRANC TRUST

QUARTER ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

March 31, 2024 and December 31, 2023

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Swiss Franc deposits, interest bearing	$148,177,114	$190,287,878
Receivable from accrued interest	62,495	83,838
Total Assets	$148,239,609	$190,371,716
Liabilities
Swiss Franc deposits, non-interest bearing, overdrawn	$1,306	$403
Accrued Sponsor’s fee	54,955	66,155
Total Liabilities	56,261	66,558
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,500,000 and 1,800,000 issued and outstanding, respectively	148,183,348	190,305,158
Shareholders' Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders' Equity	$148,239,609	$190,371,716

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares ® Swiss Franc Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Income
Interest Income	$211,921	$—
Total Income	211,921	—
Expenses
Sponsor’s fee	(172,715)	(205,377)
Total Expenses	(172,715)	(205,377)
Net Comprehensive Income (Loss)	$39,206	$(205,377)
Basic and Diluted Earnings (Loss) per Share	$0.02	$(0.10)
Weighted-average Shares Outstanding	1,691,758	2,153,889

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2024

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	1,800,000	$190,305,158
Purchases of Shares	—	—	100,000	9,880,799
Redemption of Shares	—	—	(400,000)	(40,185,160)
Net Increase (Decrease) due to Share Transactions	—	—	(300,000)	(30,304,361)
Distributions	(48,529)	(48,529)		—
Net Comprehensive Income (Loss)	39,206	39,206		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	9,323	9,323		(9,323)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(11,808,126)
Balance at March 31, 2024	$—	$—	1,500,000	$148,183,348

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

Invesco CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net Comprehensive Income (Loss)	$39,206	$(205,377)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	21,343	—
Accrued Sponsor's fee	(11,200)	(5,441)
Net cash provided by (used in) operating activities	49,349	(210,818)

Cash flows from financing activities
Distributions paid to shareholders	(48,529)	—
Proceeds from purchases of redeemable capital Shares	9,880,799	4,832,254
Redemptions of redeemable capital Shares	(40,185,160)	(24,109,763)
Increase (decrease) in payable for Swiss Franc deposits overdrawn	903	—
Net cash provided by (used in) financing activities	(30,351,987)	(19,277,509)
Effect of exchange rate on cash	(11,808,126)	2,520,769
Net change in cash	(42,110,764)	(16,967,558)
Cash at beginning of period	190,287,878	217,032,018
Cash at end of period	$148,177,114	$200,064,460

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Notes to Unaudited Financial Statements

March 31, 2024

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

The Trust maintains its books and records in Swiss Francs. For financial statement reporting purposes, the USD is the reporting currency. As a result, the financial records of the Trust are translated from Swiss Francs to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of comprehensive income and the statements of cash flows. The redeemable capital Shares are adjusted to redemption value and these adjustments are recorded against retained earnings.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended
	March 31,
	2024	2023
Distributions per Share	$0.03	$—
Distributions paid	$48,529	$—

An income distribution for the month ended March 31, 2024 was paid on April 8, 2024 to holders of record as of April 2, 2024 at a rate of $0.00416 per Share and a total distribution of $6,240.

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

G. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three months ended March 31, 2024 and 2023 was the Sponsor’s fee.

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

Note 4 - Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2024 was an annual nominal rate of 0.25%. For the three months ended March 31, 2024, there were Swiss Franc principal deposits of 8,897,517 and Swiss Franc principal redemptions of 35,590,183, resulting in an ending Swiss Franc principal balance of 133,463,126. This equates to 148,177,114 USD. For the year ended December 31, 2023, there were Swiss Franc principal deposits of 53,411,003, Swiss Franc principal redemptions of 93,523,109 and Swiss Franc withdrawals (to pay expenses) of 530,125, resulting in an ending Swiss Franc principal balance of 160,155,792. This equates to 190,287,878 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2024 was an annual nominal rate of 0.25%. The following chart provides the daily rate paid by the Depository since March 31, 2019:

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

FXF Distribution History
Date	Value	NAV	Yield	Annualized Yield
1/2/2024	$0.00959	$105.72	0.01%	0.11%
2/1/2024	$0.00945	$103.73	0.01%	0.11%
3/1/2024	$0.00862	$101.05	0.01%	0.11%

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2023.

Results of Operations

During the three months ended March 31, 2024 and 2023, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for 2024, and the US banking sector turmoil for 2023 which are considered to be unusual or infrequent events. Although the full and direct impact of Fed easing expectations, rising geopolitical tensions, and the US banking sector turmoil on the Trust’s net comprehensive income (loss) during the three months ended March 31, 2024 and 2023 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Swiss Franc (CHF/USD) posted a loss in the first three months of 2024. While some of this was driven by gains in the

USD – the Fed’s higher-for-longer rhetoric and stickier-than-expected US inflation pushed out expectations for rate cuts, supporting US yields – the pair was heavily pressured after the Swiss National Bank (“SNB”) became the first major central bank to start cutting its interest rates in March. Lower interest rates reduce the appeal of the country’s currency.

The Swiss Franc (CHF/USD) posted a small gain in the first quarter of 2023 though prices were largely driven by USD moves. The USD fell sharply in January, helping the pair rally, as speculation for a dovish pivot in Fed rate hike plans grew with US economic data coming in weaker-than-expected. However, with the USD making a turnaround in February due to signs of a strong labor market and resilient inflation in the US, the currency pair depreciated. In March, the pair returned to positive territory as the USD once again weakened amid the turmoil in the US banking sector, renewing speculation that the Fed would slow down rate hikes amid the economic uncertainty. While Switzerland’s banking sector also took a hit following the collapse of Credit Suisse, the impact was limited given swift government intervention.

Additionally, the interest rate paid by the Depository has generally trended downward over the past several years, slightly offset by improvements in the past several quarters, to the current interest rate of 0.25%, as set forth in the FXF Rate Chart above. As long as the Sponsor’s fee and the interest expense on currency deposits, if any, exceed interest income, the Trust will incur a net comprehensive loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described above with respect to fluctuations in the Swiss Franc/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, filed February 23, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended March 31, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2024 to January 31, 2024	50,000	$105.13
February 1, 2024 to February 29, 2024	50,000	$102.06
March 1, 2024 to March 30, 2024	300,000	$99.42
Total	400,000	$100.46

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, no director or officer of the Sponsor adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Swiss Franc Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 7, 2024	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: May 7, 2024	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer,
Investment Pools