Form 10-Q
period 2024-06-30
Invesco CurrencyShares Swiss Franc Trust
filed 2024-08-07
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2024: 1,400,000

INVESCO CURRENCYSHARES® SWISS FRANC TRUST

QUARTER ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

June 30, 2024 and December 31, 2023

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Swiss Franc deposits, interest bearing	$138,587,731	$190,287,878
Receivable from accrued interest	28,461	83,838
Total Assets	$138,616,192	$190,371,716

Liabilities
Swiss Franc deposits, non-interest bearing, overdrawn	$—	$403
Accrued Sponsor’s fee	44,787	66,155
Total Liabilities	$44,787	$66,558
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 1,400,000 and 1,800,000 issued and outstanding, respectively	138,571,405	190,305,158
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$138,616,192	$190,371,716

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares ® Swiss Franc Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income
Interest Income	$92,612	$—	$304,533	$—
Total Income	92,612	—	304,533	—
Expenses
Sponsor’s fee	(145,879)	(190,429)	(318,594)	(395,806)
Interest Expense on currency deposits	—	(54)	—	(54)
Total Expenses	(145,879)	(190,483)	(318,594)	(395,860)
Net Comprehensive Income (Loss)	$(53,267)	$(190,483)	$(14,061)	$(395,860)
Basic and Diluted Earnings (Loss) per Share	$(0.04)	$(0.10)	$(0.01)	$(0.19)
Weighted-average Shares Outstanding	1,486,264	1,915,934	1,589,011	2,034,254

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2024

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2024	$—	$—	$1,500,000	$148,183,348
Purchases of Shares	—	—	200,000	19,706,425
Redemption of Shares	—	—	(300,000)	(29,322,715)
Net Increase (Decrease) due to Share Transactions	—	—	(100,000)	(9,616,290)
Distributions	(6,226)	(6,226)		—
Net Comprehensive Income (Loss)	(53,267)	(53,267)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	59,493	59,493		(59,493)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		63,840
Balance at June 30, 2024	$—	$—	1,400,000	$138,571,405

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

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2024

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
December 31, 2023	$—	$—	$1,800,000	$190,305,158
Purchases of Shares	—	—	300,000	29,587,224
Redemption of Shares	—	—	(700,000)	(69,507,875)
Net Increase (Decrease) due to Share Transactions	—	—	(400,000)	(39,920,651)
Distributions	(54,755)	(54,755)		—
Net Comprehensive Income (Loss)	(14,061)	(14,061)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	68,816	68,816		(68,816)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(11,744,286)
Balance at June 30, 2024	$—	$—	1,400,000	$138,571,405

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

Invesco CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(14,061)	$(395,860)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Accrued interest expense	55,377	—
Accrued Sponsor's fee	(21,368)	(13,828)
Net cash provided by (used in) operating activities	19,948	(409,688)

Cash flows from financing activities
Distributions paid to shareholders	(54,755)	—
Proceeds from purchases of redeemable capital Shares	29,587,224	14,831,931
Redemptions of redeemable capital Shares	(69,507,875)	(68,601,583)
Increase (decrease) in payable for Swiss Franc deposits overdrawn	(403)	—
Net cash provided by (used in) financing activities	(39,975,809)	(53,769,652)
Effect of exchange rate on cash	(11,744,286)	6,392,002
Net change in cash	(51,700,147)	(47,787,338)
Cash at beginning of period	190,287,878	217,032,018
Cash at end of period	$138,587,731	$169,244,680

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$54

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Notes to Unaudited Financial Statements

June 30, 2024

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Distributions per Share	$0.00	$—	$0.03	$—
Distributions paid	$6,226	—	$54,755	—

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

G. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and six months ended June 30, 2024 and 2023 was the Sponsor’s fee.

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

Note 4 - Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2024 was an annual nominal rate of 0.25%. For the six months ended June 30, 2024, there were Swiss Franc principal deposits of 26,689,722 and Swiss Franc principal redemptions of 62,277,106 and Swiss Franc withdrawals (to pay expenses) of 33,474, resulting in an ending Swiss Franc principal balance of 124,534,935. This equates to 138,587,731 USD. For the year ended December 31, 2023, there were Swiss Franc principal deposits of 53,411,003, Swiss Franc principal redemptions of 93,523,109 and Swiss Franc withdrawals (to pay expenses) of 530,125, resulting in an ending Swiss Franc principal balance of 160,155,792. This equates to 190,287,878 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2024 was an annual nominal rate of 0.25%. The following chart provides the daily rate paid by the Depository since June 30, 2019:

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

FXF Distribution History
Date	Value	NAV	Yield	Annualized Yield
4/1/2024	$0.00416	$98.79	0.00%	0.05%

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

Results of Operations

During the three and six months ended June 30, 2024 and 2023, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from expectations around the Federal Reserve (Fed) easing and heightened geopolitical concerns for 2024, and the US banking sector turmoil for 2023, which are considered to be unusual or infrequent events. Although the full and direct impact of Fed easing expectations, rising geopolitical tensions, and the US banking sector turmoil, on the Trust’s net comprehensive income (loss) during the three and six months ended June 30, 2024 and 2023 cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Swiss Franc (CHF/USD) posted a gain in the second quarter of 2024. While the pair was initially pressured by US dollar gains on delayed Fed rate cut expectations, CHF saw strong gains mid-quarter. The pair even managed to move higher despite positive moves in the US dollar as Swiss inflation came in above estimates causing speculation that the Swiss National Bank (SNB) would need to put a pause on their easing plans.

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

The Swiss Franc (CHF/USD) posted a loss in the first half of 2024, with the pair down nearly 7%. While some of this was driven by gains in the US dollar – the Fed’s higher-for-longer rhetoric and stickier-than-expected US inflation pushed out expectations for rate cuts, supporting US treasury yields – the pair was heavily pressured after the Swiss National Bank (SNB) became the first major central bank to start cutting its interest rates in March. Lower interest rates reduce the appeal of the country’s currency.

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

Additionally, the interest rate paid by the Depository has generally trended upward over the past year, slightly offset by decline in the recent quarters, to the current interest rate of 0.25%, as set forth in the FXF Rate Chart above. As long as the Sponsor’s fee and the interest expense on currency deposits, if any, exceed interest income, the Trust will incur a net comprehensive loss.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its shareholders, the Trust redeemed Baskets from Authorized Participants during the three months ended June 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2024 to April 30, 2024	50,000	$97.35
May 1, 2024 to May 31, 2024	250,000	$97.82
June 1, 2024 to June 30, 2024	—	$—
Total	300,000	$97.74

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Swiss Franc Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 6, 2024	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: August 6, 2024	By:	/s/ Kelli Gallegos
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer,
Investment Pools