Form 10-Q
period 2025-09-30
Invesco CurrencyShares Swiss Franc Trust
filed 2025-11-07
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2025: 3,550,000

INVESCO CURRENCYSHARES® SWISS FRANC TRUST

QUARTER ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Swiss Franc deposits, interest bearing	$395,300,165	$142,209,321
Receivable from accrued interest	—	9,481
Total Assets	$395,300,165	$142,218,802
Liabilities
Accrued Sponsor’s fee	$126,702	$48,175
Accrued interest expense on currency deposits	48,208	—
Total Liabilities	$174,910	$48,175
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 3,550,000 and 1,450,000 issued and outstanding, respectively	395,125,255	142,170,627
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$395,300,165	$142,218,802

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares ® Swiss Franc Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income
Interest Income	$—	$93,302	$—	$397,835
Total Income	—	93,302	—	397,835
Expenses
Sponsor’s fee	$(414,944)	$(148,173)	$(981,729)	$(466,767)
Interest Expense on currency deposits	(157,982)	—	(157,982)	—
Total Expenses	(572,926)	(148,173)	(1,139,711)	(466,767)
Net Comprehensive Income (Loss)	$(572,926)	$(54,871)	$(1,139,711)	$(68,932)
Basic and Diluted Earnings (Loss) per Share	$(0.16)	$(0.04)	$(0.37)	$(0.04)
Weighted-average Shares Outstanding	3,681,522	1,436,957	3,073,077	1,537,956

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2025	$—	$—	4,500,000	$501,344,709
Purchases of Shares	—	—	150,000	16,784,893
Redemption of Shares	—	—	(1,100,000)	(121,458,219)
Net Increase (Decrease) due to Share Transactions	—	—	(950,000)	(104,673,326)
Distributions	—	—		—
Net Comprehensive Income (Loss)	(572,926)	(572,926)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	572,926	572,926		(572,926)
Adjustment of Redeemable Capital Shares to Redemption Value		—		(973,202)
Balance at September 30, 2025	$—	$—	3,550,000	$395,125,255

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2024	$—	$—	1,400,000	$138,571,405
Purchases of Shares	—	—	100,000	10,366,010
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	100,000	10,366,010
Distributions	—	—		—
Net Comprehensive Income (Loss)	(54,871)	(54,871)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	54,871	54,871		(54,871)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		9,217,087
Balance at September 30, 2024	$—	$—	1,500,000	$158,099,631

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	1,450,000	$142,170,627
Purchases of Shares	—	—	3,700,000	397,913,228
Redemption of Shares	—	—	(1,600,000)	(173,703,094)
Net Increase (Decrease) due to Share Transactions	—	—	2,100,000	224,210,134
Distributions	—	—		—
Net Comprehensive Income (Loss)	(1,139,711)	(1,139,711)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,139,711	1,139,711		(1,139,711)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		29,884,205
Balance at September 30, 2025	$—	$—	3,550,000	$395,125,255

	Retained Earnings	Total Shareholders’ Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2023	$—	$—	1,800,000	$190,305,158
Purchases of Shares	—	—	400,000	39,953,234
Redemption of Shares	—	—	(700,000)	(69,507,875)
Net Increase (Decrease) due to Share Transactions	—	—	(300,000)	(29,554,641)
Distributions	(54,755)	(54,755)		—
Net Comprehensive Income (Loss)	(68,932)	(68,932)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	123,687	123,687		(123,687)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(2,527,199)
Balance at September 30, 2024	$—	$—	1,500,000	$158,099,631

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(1,139,711)	$(68,932)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	9,481	52,104
Accrued interest expense	48,208	—
Accrued Sponsor's fee	78,527	(14,834)
Net cash provided by (used in) operating activities	(1,003,495)	(31,662)
Cash flows from financing activities
Distributions paid to shareholders	—	(54,755)
Proceeds from purchases of redeemable capital Shares	397,913,228	39,953,234
Redemptions of redeemable capital Shares	(173,703,094)	(69,507,875)
Increase (decrease) in payable for Swiss Franc deposits overdrawn	—	(403)
Net cash provided by (used in) financing activities	224,210,134	(29,609,799)
Effect of exchange rate on cash	29,884,205	(2,527,199)
Net change in cash	253,090,844	(32,168,660)
Cash at beginning of period	142,209,321	190,287,878
Cash at end of period	$395,300,165	$158,119,218

Supplemental disclosure of cash flow information
Cash paid for interest	$109,774	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

C. Segment Reporting

The Trust represents a single operating segment. Subject to the oversight and, when applicable, approval of the Board of Managers, the Trust’s Sponsor acts as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation. The CODM monitors the operating results as a whole and the Trust’s long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Trust’s financial statements.

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

The table below shows distributions per Share and in total for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distributions per Share	$—	$—	$—	$0.04
Distributions paid	$—	$—	$—	$54,755

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

H. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and nine months ended September 30, 2025 and 2024 was the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2025 was an annual nominal rate of -0.15%. For the nine months ended September 30, 2025, there were Swiss Franc principal deposits of 328,366,011, Swiss Franc principal redemptions of 141,890,558 and Swiss Franc withdrawals (to pay expenses) of 832,074, resulting in an ending Swiss Franc principal balance of 314,520,576. This equates to 395,300,165 USD. For the year ended December 31, 2024, there were Swiss Franc principal deposits of 35,581,939, Swiss Franc principal redemptions of 66,721,532, and Swiss Franc withdrawals (to pay expenses) of 139,002, resulting in an ending Swiss Franc principal balance of 128,877,197. This equates to 142,209,321 USD.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2025 was an annual nominal rate of -0.15%. The following chart provides the daily rate paid by the Depository since September 30, 2020:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Francs from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended September 30, 2025.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust’s financial condition, used in the preparation of these financial statements.

Results of Operations

During the three and nine months ended September 30, 2025 and 2024, the Trust’s net comprehensive income (loss) was, in part, impacted by market volatility resulting from global tariff gyrations and mounting U.S. economic uncertainty for 2025, and expectations around the Federal Reserve (the “Fed”) easing and heightened geopolitical concerns for both 2024 and 2025, which are considered to be unusual or infrequent events. Although the full and direct impact of global tariffs, U.S. economic concerns, Fed easing expectations and rising geopolitical tensions, on the Trust's net comprehensive income (loss) during the three and nine months ended September 30, 2025 and 2024, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Swiss Franc (CHF/USD) was mostly rangebound but closed the third quarter of 2025 with a narrow loss. The franc was supported by continued demand for safe haven assets and became the favored haven currency amid turbulence in the U.S. dollar and the Japanese yen. However, the franc fell after the U.S. imposed a tariff rate of 39% on Switzerland and the leaders failed to reach a trade deal. Pharmaceuticals (the main Swiss export to the U.S.) was given an exemption, but sentiment remained bearish. While the franc pared some losses after the Swiss National Bank (SNB) decided to hold benchmark rates steady in September, it remained vulnerable to fears that the SNB would employ policies that would drive further depreciation. The tailwind from USD weakness also subsided in the third quarter, with the greenback gaining slightly.

The Swiss Franc (CHF/USD) ended the third quarter of 2024 with strong gains. While partially due to U.S. dollar weakness – the Fed officially kicked off its easing cycle in September – the Swiss Franc is generally also seen as a safe-haven currency due to its strong economy. Thus, it benefitted from the selloff in the U.S. equity market at the end of July into August, U.S. election uncertainty, spiking geopolitical tensions in the Middle East, and briefly, reignited recession concerns in the U.S. due to disappointing labor data.

The Swiss Franc (CHF/USD) delivered strong gains year-to-date through the third quarter of 2025, supported by ongoing U.S. dollar weakness and steady demand for safe-haven assets amid heightened global uncertainty. Despite some setbacks from the uncertainty around the impact of tariffs, the franc has remained the safe-haven currency of choice. In the first quarter, the franc benefited from rising concerns about a U.S. recession and stagflation, which triggered a sharp sell-off in risk assets and pushed investors toward more stable currencies like the franc. That momentum carried into the second quarter, as confidence in U.S. markets continued to decline. However, the trend slowed in the third quarter as the greenback bounced back slightly.

The Swiss Franc (CHF/USD) posted a slight loss in the first three quarters of 2024. U.S. dollar strength in the first and second quarters due to the Fed’s higher-for-longer rhetoric was the overarching headwind. However, the Swiss National Bank (SNB) was also the first major central bank to start cutting its interest rates in March; lower interest rates reduce the appeal of the country’s currency. That said, gains from the third quarter helped erase most of earlier losses. Not only did the Fed and many other global central banks begin their rate easing cycle but the pair also benefitted from increasing safe haven demand due to geopolitical tension, and U.S. economic and equity market turmoil.

Additionally, the interest rate paid by the Depository has generally trended downward over the past year with the current interest rate of -0.15%, as set forth in the FXF Rate Chart above. As long as the Sponsor’s fee and the interest expense on currency deposits, if any, exceed interest income, the Trust will incur a net comprehensive loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described above with respect to fluctuations in the Swiss Franc/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

Regulatory Matters

Changes to United States tariff and trade policies have increased the volatility of foreign exchange rates and may continue to do so. This volatility could materially and adversely affect the performance of the Shares.

The United States, under the Trump administration, has implemented significant tariff increases on imports from a large number of countries, affecting a broad array of goods, and has signaled that additional tariffs may be imposed. These actions are part of a broader shift in U.S. trade policy that has at times been difficult to predict. The potential for further escalation, including the imposition of new or higher tariffs with limited notice, has contributed to increased uncertainty in global markets. In response, other countries, including China, have announced retaliatory measures. While some tariff reductions have been implemented pursuant to temporary arrangements between the United States and various trading partners, such measures remain subject to reversal. These developments have contributed to increased volatility in foreign exchange markets, including fluctuations in the USD/Swiss Franc exchange rate. Sustained or increased volatility could materially and adversely affect the performance of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended September 30, 2025 the Trust’s redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	900,000	$110.52
August 1, 2025 to August 31, 2025	200,000	$109.94
September 1, 2025 to September 30, 2025	—	$—
Total	1,100,000	$110.42

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Swiss Franc Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 6, 2025	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 6, 2025	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer,
Investment Pools