Form 10-Q
period 2026-03-31
Invesco CurrencyShares Swiss Franc Trust
filed 2026-05-07
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of March 31, 2026: 4,600,000

INVESCO CURRENCYSHARES® SWISS FRANC TRUST

QUARTER ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

March 31, 2026 and December 31, 2025

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Swiss Franc deposits, interest bearing	$511,308,383	$396,454,971
U.S. Dollar Cash at Depository	—	134,656
Total Assets	$511,308,383	$396,589,627
Liabilities
Swiss Franc deposits, non-interest bearing, overdrawn	$—	$134,656
Redemptions payable	5,495,268	—
Accrued Sponsor’s fee	179,930	134,656
Accrued interest expense on currency deposits	68,429	51,210
Total Liabilities	5,743,627	320,522
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 4,600,000 and 3,550,000 issued and outstanding, respectively	505,564,756	396,269,105
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$511,308,383	$396,589,627

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares ® Swiss Franc Trust

Statements of Comprehensive Income

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Income
Interest Income	$—	$—
Total Income	—	—
Expenses
Sponsor’s fee	(492,323)	(139,737)
Interest Expense on currency deposits	(187,513)	—
Total Expenses	(679,836)	(139,737)
Net Comprehensive Income (Loss)	$(679,836)	$(139,737)
Basic and Diluted Earnings (Loss) per Share	$(0.15)	$(0.10)
Weighted-average Shares Outstanding	4,432,778	1,438,889

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	$3,550,000	$396,269,105
Purchases of Shares	—	—	1,750,000	199,611,014
Redemption of Shares	—	—	(700,000)	(79,137,932)
Net Increase (Decrease) due to Share Transactions	—	—	1,050,000	120,473,082
Net Comprehensive Income (Loss)	(679,836)	(679,836)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	679,836	679,836		(679,836)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(10,497,595)
Balance at March 31, 2026	$—	$—	4,600,000	$505,564,756

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	$1,450,000	$142,170,627
Purchases of Shares	—	—	300,000	30,057,885
Redemption of Shares	—	—	(100,000)	(9,744,980)
Net Increase (Decrease) due to Share Transactions	—	—	200,000	20,312,905
Net Comprehensive Income (Loss)	(139,737)	(139,737)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	139,737	139,737		(139,737)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		3,204,765
Balance at March 31, 2025	$—	$—	1,650,000	$165,548,560

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(679,836)	$(139,737)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	—	9,481
Accrued interest expense	17,219	—
Accrued Sponsor's fee	45,274	4,337
Net cash provided by (used in) operating activities	(617,343)	(125,919)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	199,611,014	30,057,885
Redemptions of redeemable capital Shares	(73,642,664)	(9,744,980)
Increase (decrease) in payable for Swiss Franc deposits overdrawn	(134,656)	—
Net cash provided by (used in) financing activities	125,833,694	20,312,905
Effect of exchange rate on cash	(10,497,595)	3,204,765
Net change in cash	114,718,756	23,391,751
Cash at beginning of period	396,589,627	142,209,321
Cash at end of period	$511,308,383	$165,601,072

Supplemental disclosure of cash flow information
Cash paid for interest	$170,294	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Notes to Unaudited Financial Statements

March 31, 2026

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

H. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three months ended March 31, 2026 and 2025 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of March 31, 2026 was an annual nominal rate of -0.15%. For the three months ended March 31, 2026, there were Swiss Franc principal deposits of 154,683,017, Swiss Franc principal redemptions of 61,847,593 and Swiss Franc withdrawals (to pay expenses) of 480,746, resulting in an ending Swiss Franc principal balance of 406,446,129. This equates to 505,813,115 USD (which includes USD redemptions payable). For the year ended December 31, 2025, there were Swiss Franc principal deposits of 328,366,011, Swiss Franc principal redemptions of 141,890,558, and Swiss Franc withdrawals (to pay expenses) of 1,261,199, resulting in an ending Swiss Franc principal balance of 314,091,451. This equates to 396,454,971 USD.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Swiss Franc, as the value of the Shares relates directly to the value of the Swiss Francs held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent Annual Report on Form 10-K, for a description of other risks and uncertainties that may affect an investment in the Shares.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of March 31, 2026 was an annual nominal rate of -0.15%. The following chart provides the daily rate paid by the Depository since March 31, 2021:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Francs from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended March 31, 2026.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 3 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust’s financial condition, used in the preparation of these financial statements.

Results of Operations

During the three months ended March 31, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part, impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which are considered to be unusual or infrequent events. For the three months ended March 31, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve. For the three months ended March 31, 2025, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss) during the three months ended March 31, 2026 and 2025, cannot be known, it is believed that they have each independently impacted the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets generally, including the number of Shares created and redeemed by the Trust.

The Swiss Franc (CHF) weakened modestly against the U.S. dollar during the first quarter of 2026, resulting in negative performance for the Fund, with currency movements largely dictated by U.S. dollar dynamics. The Franc outperformed in January, gaining significantly as heightened safe‑haven demand tied to the Iran conflict coincided with growing expectations for Federal Reserve rate cuts, which weighed on the U.S. dollar and reduced its yield advantage. However, this divergence reversed later in the quarter as the U.S. dollar recovered in February and March, supported by shifting policy expectations and renewed demand within the safe‑haven complex. As a result, late‑quarter U.S. dollar strength more than offset earlier gains in the Swiss Franc, leading to modest losses for the Fund during the quarter.

The Swiss Franc (CHF) posted strong gains in the first quarter of 2025 due to significant US dollar weakness and rising safe haven demand. The greenback was pressured by mounting US recession and stagflation concerns, and the resulting equity market meltdown triggered a flight to safety; the Swiss Franc is seen as a haven currency given Switzerland’s economic and political stability.In addition, while Swiss inflation remains at four-year lows, the US is still dealing with inflation risk skewed to the upside and a seemingly slowing economy.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended March 31, 2026 the Trust’s redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2026 to January 31, 2026	50,000	$111.07
February 1, 2026 to February 28, 2026	300,000	$114.20
March 1, 2026 to March 31, 2026	350,000	$112.36
Total	700,000	$113.05

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Swiss Franc Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: May 6, 2026	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: May 6, 2026	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer,
Investment Pools