Form 10-Q
period 2026-06-30
Invesco CurrencyShares Swiss Franc Trust
filed 2026-08-07
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of June 30, 2026: 3,950,000

INVESCO CURRENCYSHARES® SWISS FRANC TRUST

QUARTER ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Swiss Franc deposits, interest bearing	$432,069,779	$396,454,971
Swiss Franc deposits, non-interest bearing	120	—
U.S. Dollar Cash at Depository	—	134,656
Total Assets	$432,069,899	$396,589,627
Liabilities
Swiss Franc deposits, non-interest bearing, overdrawn	$—	$134,656
Accrued Sponsor’s fee	151,065	134,656
Accrued interest expense on currency deposits	57,474	51,210
Total Liabilities	208,539	320,522
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 3,950,000 and 3,550,000 issued and outstanding, respectively	431,861,360	396,269,105
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$432,069,899	$396,589,627

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares ® Swiss Franc Trust

Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor’s fee	(490,331)	(427,048)	(982,654)	(566,785)
Interest Expense on currency deposits	(186,736)	—	(374,249)	—
Total Expenses	(677,067)	(427,048)	(1,356,903)	(566,785)
Net Comprehensive Income (Loss)	$(677,067)	$(427,048)	$(1,356,903)	$(566,785)
Basic and Diluted Earnings (Loss) per Share	$(0.15)	$(0.10)	$(0.31)	$(0.21)
Weighted-average Shares Outstanding	4,384,066	4,074,176	4,408,287	2,763,812

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2026	$—	$—	$4,600,000	$505,564,756
Purchases of Shares	—	—	200,000	22,339,493
Redemption of Shares	—	—	(850,000)	(94,780,375)
Net Increase (Decrease) due to Share Transactions	—	—	(650,000)	(72,440,882)
Net Comprehensive Income (Loss)	(677,067)	(677,067)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	677,067	677,067		(677,067)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(585,447)
Balance at June 30, 2026	$—	$—	3,950,000	$431,861,360

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at March 31, 2025	$—	$—	$1,650,000	$165,548,560
Purchases of Shares	—	—	3,250,000	351,070,450
Redemption of Shares	—	—	(400,000)	(42,499,894)
Net Increase (Decrease) due to Share Transactions	—	—	2,850,000	308,570,556
Net Comprehensive Income (Loss)	(427,048)	(427,048)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	427,048	427,048		(427,048)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		27,652,641
Balance at June 30, 2025	$—	$—	4,500,000	$501,344,709

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	3,550,000	$396,269,105
Purchases of Shares	—	—	1,950,000	221,950,507
Redemption of Shares	—	—	(1,550,000)	(173,918,308)
Net Increase (Decrease) due to Share Transactions	—	—	400,000	48,032,199
Net Comprehensive Income (Loss)	(1,356,903)	(1,356,903)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,356,903	1,356,903		(1,356,903)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(11,083,041)
Balance at June 30, 2026	$—	$—	3,950,000	$431,861,360

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	1,450,000	$142,170,627
Purchases of Shares	—	—	3,550,000	381,128,335
Redemption of Shares	—	—	(500,000)	(52,244,874)
Net Increase (Decrease) due to Share Transactions	—	—	3,050,000	328,883,461
Net Comprehensive Income (Loss)	(566,785)	(566,785)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	566,785	566,785		(566,785)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		30,857,406
Balance at June 30, 2025	$—	$—	4,500,000	$501,344,709

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(1,356,903)	$(566,785)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	—	9,481
Accrued interest expense	6,264	—
Accrued Sponsor's fee	16,409	116,130
Net cash provided by (used in) operating activities	(1,334,230)	(441,174)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	221,950,507	381,128,335
Redemptions of redeemable capital Shares	(173,918,308)	(52,244,874)
Increase (decrease) in payable for Swiss Franc deposits overdrawn	(134,656)	—
Net cash provided by (used in) financing activities	47,897,543	328,883,461
Effect of exchange rate on cash	(11,083,041)	30,857,406
Net change in cash	35,480,272	359,299,693
Cash at beginning of period	396,589,627	142,209,321
Cash at end of period	$432,069,899	$501,509,014

Supplemental disclosure of cash flow information
Cash paid for interest	$367,985	—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Notes to Unaudited Financial Statements

June 30, 2026

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The Trust may hold a USD cash balance to pay the Trust's expenses and distribute excess interest. These amounts are reflected as USD cash at Depository on the Statements of Financial Condition.

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

H. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and six months ended June 30, 2026 and 2025 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of June 30, 2026 was an annual nominal rate of -0.15%. For the six months ended June 30, 2026, there were Swiss Franc principal deposits of 172,343,503, Swiss Franc principal redemptions of 136,858,897 and Swiss Franc withdrawals (to pay expenses) of 1,046,970, resulting in an ending Swiss Franc principal balance of 348,529,087. This equates to 432,069,779 USD. For the year ended December 31, 2025, there were Swiss Franc principal deposits of 328,366,011, Swiss Franc principal redemptions of 141,890,558 and Swiss Franc withdrawals (to pay expenses) of 1,261,199, resulting in an ending Swiss Franc principal balance of 314,091,451. This equates to 396,454,971 USD.

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

Neither Invesco Specialized Products, LLC (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of June 30, 2026 was an annual nominal rate of -0.15%. The following chart provides the daily rate paid by the Depository since June 30, 2021:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Francs from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended June 30, 2026.

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

Results of Operations

During the three and six months ended June 30, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part, impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which are considered to be unusual or infrequent events. For the three and six months ended June 30, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve. For the three and six months ended June 30, 2025, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss) during the three and six months ended June 30, 2026 and 2025 cannot be known, it is believed that they may have independently affected the Closing Spot Rate, the interest rate paid by the Depository, and global economic and market conditions generally, including the number of Shares created and redeemed by the Trust.

The Swiss Franc (CHF) delivered negative performance during the second quarter of 2026 as strength in the USD outweighed its traditional safe-haven appeal. Heightened geopolitical tensions in the Middle East initially supported demand for defensive assets, including the Swiss Franc, but that support faded as U.S.-Iran ceasefire negotiations reduced market uncertainty later in the quarter. Meanwhile, the Swiss National Bank maintained its policy rate at 0% in June, citing still-subdued inflation and a slowing global growth backdrop, while also signaling its willingness to intervene in foreign exchange markets to prevent excessive franc appreciation. As geopolitical risks eased and interest rate differentials remained favorable to the United States, the Swiss Franc weakened against the USD over the period.

The Swiss Franc (CHF/USD) continued to post strong gains throughout the second quarter of 2025, largely due to its safe-haven appeal. As sentiment toward American assets worsened, investors increasingly turned to the Swiss Franc as a more stable alternative. Despite inflation in Switzerland turning negative in May, the currency still appreciated, driven by global risk aversion and a broadly weaker USD.

The Swiss Franc (CHF) delivered negative performance year-to-date through the second quarter of 2026 as periods of safe-haven demand were ultimately overshadowed by a stronger USD. Early in the year, heightened geopolitical tensions and expectations for Federal Reserve rate cuts supported the franc, allowing it to outperform during bouts of market stress. However, sentiment shifted as USD strength reemerged alongside changing expectations for U.S. monetary policy, reversing many of those gains. During the second quarter, the franc again benefited from demand for defensive assets amid renewed Middle East tensions, but support faded as U.S. Iran ceasefire negotiations reduced market uncertainty. Meanwhile, the Swiss National Bank maintained its policy rate at 0% and signaled a willingness to prevent excessive franc appreciation, limiting the upside for the currency. As a result, the Swiss Franc weakened modestly against the USD over the period, leading to negative year-to-date performance.

The Swiss Franc (CHF/USD) has delivered strong gains year-to-date through the second quarter of 2025, supported by ongoing USD weakness and steady demand for safe-haven assets. In the first quarter, the pair benefited from rising concerns about a U.S. recession and stagflation, which triggered a sharp selloff in risk assets and pushed investors toward more stable currencies like the Swiss Franc. That momentum carried into the second quarter, as confidence in U.S. markets continued to decline. Despite Swiss inflation turning negative in May, the pair remained resilient, with investors favoring its stability amid heightened global uncertainty.

Additionally, the interest rate paid by the Depository has generally remained flat over the past year with the current interest rate at -0.15%, as set forth in the FXF Rate Chart above. As long as the Sponsor’s fee and the interest expense on currency deposits, if any, exceed interest income, the Trust will incur a net comprehensive loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as described above with respect to fluctuations in the Swiss Franc/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Swiss Francs held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust’s quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended June 30, 2026 the Trust’s redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30. 2026	400,000	$112.68
May 1, 2026 to May 31, 2026	50,000	$113.54
June 1, 2026 to June 30, 2026	400,000	$110.08
Total	850,000	$111.51

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Swiss Franc Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: August 6, 2026	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: August 6, 2026	By:	/s/ KELLI GALLEGOS
	Name:	Kelli Gallegos
	Title:	Principal Financial and Accounting Officer,
Investment Pools