Form 10-Q
period 2026-09-30
Invesco CurrencyShares Swiss Franc Trust
filed 2026-11-06
CIK 1353615

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2026: 3,550,000

INVESCO CURRENCYSHARES® SWISS FRANC TRUST

QUARTER ENDED SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Swiss Franc deposits, interest bearing	$374,628,810	$396,454,971
U.S. Dollar Cash at Depository	—	134,656
Total Assets	$374,628,810	$396,589,627
Liabilities
Swiss Franc deposits, non-interest bearing, overdrawn	$—	$134,656
Accrued Sponsor’s fee	124,525	134,656
Accrued interest expense on currency deposits	47,357	51,210
Total Liabilities	171,882	320,522
Commitments and Contingent Liabilities (Note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 3,550,000 and 3,550,000 issued and outstanding, respectively	374,456,928	396,269,105
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$374,628,810	$396,589,627

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares ® Swiss Franc Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income
Interest Income	$—	$—	$—	$—
Total Income	—	—	—	—
Expenses
Sponsor’s fee	(401,872)	(414,944)	(1,384,526)	(981,729)
Interest Expense on currency deposits	(150,296)	(157,982)	(524,545)	(157,982)
Total Expenses	(552,168)	(572,926)	(1,909,071)	(1,139,711)
Net Comprehensive Income (Loss)	$(552,168)	$(572,926)	$(1,909,071)	$(1,139,711)
Basic and Diluted Earnings (Loss) per Share	$(0.15)	$(0.16)	$(0.46)	$(0.37)
Weighted-average Shares Outstanding	3,658,696	3,681,522	4,155,678	3,073,077

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2026	$—	$—	$3,950,000	$431,861,360
Purchases of Shares	—	—	100,000	10,935,878
Redemption of Shares	—	—	(500,000)	(54,110,595)
Net Increase (Decrease) due to Share Transactions	—	—	(400,000)	(43,174,717)
Net Comprehensive Income (Loss)	(552,168)	(552,168)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	552,168	552,168		(552,168)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(13,677,547)
Balance at September 30, 2026	$—	$—	3,550,000	$374,456,928

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2025	$—	$—	$4,500,000	$501,344,709
Purchases of Shares	—	—	150,000	16,784,893
Redemption of Shares	—	—	(1,100,000)	(121,458,219)
Net Increase (Decrease) due to Share Transactions	—	—	(950,000)	(104,673,326)
Net Comprehensive Income (Loss)	(572,926)	(572,926)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	572,926	572,926		(572,926)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(973,202)
Balance at September 30, 2025	$—	$—	3,550,000	$395,125,255

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2025	$—	$—	3,550,000	$396,269,105
Purchases of Shares	—	—	2,050,000	232,886,385
Redemption of Shares	—	—	(2,050,000)	(228,028,903)
Net Increase (Decrease) due to Share Transactions	—	—	—	4,857,482
Net Comprehensive Income (Loss)	(1,909,071)	(1,909,071)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,909,071	1,909,071		(1,909,071)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(24,760,588)
Balance at September 30, 2026	$—	$—	3,550,000	$374,456,928

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2024	$—	$—	1,450,000	$142,170,627
Purchases of Shares	—	—	3,700,000	397,913,228
Redemption of Shares	—	—	(1,600,000)	(173,703,094)
Net Increase (Decrease) due to Share Transactions	—	—	2,100,000	224,210,134
Net Comprehensive Income (Loss)	(1,139,711)	(1,139,711)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	1,139,711	1,139,711		(1,139,711)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		29,884,205
Balance at September 30, 2025	$—	$—	3,550,000	$395,125,255

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(1,909,071)	$(1,139,711)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	—	9,481
Accrued interest expense	(3,853)	48,208
Accrued Sponsor's fee	(10,131)	78,527
Net cash provided by (used in) operating activities	(1,923,055)	(1,003,495)
Cash flows from financing activities
Proceeds from purchases of redeemable capital Shares	232,886,385	397,913,228
Redemptions of redeemable capital Shares	(228,028,903)	(173,703,094)
Increase (decrease) in payable for Swiss Franc deposits overdrawn	(134,656)	—
Net cash provided by (used in) financing activities	4,722,826	224,210,134
Effect of exchange rate on cash	(24,760,588)	29,884,205
Net change in cash	(21,960,817)	253,090,844
Cash at beginning of period	396,589,627	142,209,321
Cash at end of period	$374,628,810	$395,300,165

Supplemental disclosure of cash flow information
Cash paid for interest	$528,398	109,774

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Swiss Franc Trust

Notes to Unaudited Financial Statements

September 30, 2026

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price in U.S. Dollars (“USD”) of the Swiss Franc plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Swiss Francs. The Trust’s assets primarily consist of Swiss Franc deposits held on demand in two deposit accounts maintained by the Depository: a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The Trust may hold a USD cash balance to pay the Trust's expenses and distribute excess interest. These amounts are reflected as USD cash at the Depository on the Statements of Financial Condition.

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

H. Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expenses of the Trust during the three and nine months ended September 30, 2026 and 2025 were the Sponsor’s fee and interest expense on currency deposits.

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

Note 4 - Swiss Franc Deposits

Swiss Franc principal deposits are held in a Swiss Franc-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2026 was an annual nominal rate of -0.15%. For the nine months ended September 30, 2026, there were Swiss Franc principal deposits of 181,154,695, Swiss Franc principal redemptions of 180,933,246 and Swiss Franc withdrawals (to pay expenses) of 1,516,576, resulting in an ending Swiss Franc principal balance of 312,796,324. This equates to 374,628,810 USD. For the year ended December 31, 2025, there were Swiss Franc principal deposits of 328,366,011, Swiss Franc principal redemptions of 141,890,558 and Swiss Franc withdrawals (to pay expenses) of 1,261,199, resulting in an ending Swiss Franc principal balance of 314,091,451. This equates to 396,454,971 USD.

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

Note 8 - Commitments and Contingencies

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Trust, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Trust. The Trust’s organizational documents provide for the Trust to indemnify the Sponsor and any affiliate of the Sponsor that provides services to the Trust to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Sponsor or such an affiliate. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. Further, the Trust has not had prior claims or losses pursuant to these contracts. Accordingly, the Sponsor expects the risk of loss to be remote.

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

Liquidity and Capital Resources

The Trust does not have any material cash requirements as of the end of the latest fiscal period. The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, primarily maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2026 was an annual nominal rate of -0.15%. The following chart provides the daily rate paid by the Depository since September 30, 2021:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Swiss Francs from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended September 30, 2026.

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

Results of Operations

During the three and nine months ended September 30, 2026 and 2025, the Trust’s net comprehensive income (loss) was, in part, impacted by periods of market volatility associated with evolving global macroeconomic and geopolitical conditions, which are considered to be unusual or infrequent events. For the three and nine months ended September 30, 2026, these conditions included heightened geopolitical tensions, ongoing trade and fiscal policy uncertainty, and shifting expectations regarding the pace and timing of monetary policy actions by central banks, including the Federal Reserve. For the three and nine months ended September 30, 2025, contributors to market volatility included concerns surrounding global economic growth, inflation dynamics, and expectations related to potential changes in monetary policy. Although the full and direct impact of these conditions on the Trust’s net comprehensive income (loss) during the three and nine months ended September 30, 2026 and 2025 cannot be known, it is believed that they may have each independently affected the Closing Spot Rate, the interest rate paid by the Depository, and the global economy and markets, including the number of Shares created and redeemed by the Trust.

The Swiss Franc (CHF) delivered negative performance during the third quarter of 2026. The Swiss Franc weakened as the U.S. dollar strengthened and the interest-rate differential widened between the U.S. and Switzerland. The Federal Reserve (the "Fed") raised rates in September, while the Swiss National Bank (the "SNB") left its policy rate unchanged at 0%, maintaining one of the lowest policy rates among major economies. Although bouts of market volatility supported some safe-haven demand, the SNB’s willingness to remain active in foreign exchange markets as necessary and the prospect of higher returns in the U.S. weighed on the Swiss Franc, leaving it down for the quarter.

The Swiss Franc (CHF/USD) was mostly rangebound but closed the third quarter of 2025 with a narrow loss. The Swiss Franc was supported by continued demand for safe-haven assets and became the favored haven currency amid turbulence in the U.S. dollar and the Japanese yen. However, the Swiss Franc fell after the U.S. imposed a tariff rate of 39% on Switzerland and the two countries failed to reach a trade deal. Pharmaceuticals (the main Swiss export to the U.S.) were given an exemption, but sentiment remained bearish. While the Swiss Franc pared some losses after the SNB decided to hold benchmark rates steady in September, it remained vulnerable to concerns that the SNB would employ policies that would drive further depreciation. The tailwind from U.S. dollar weakness also subsided in the third quarter, with the greenback gaining slightly.

The Swiss Franc delivered negative performance year-to-date through the third quarter of 2026. Periods of safe-haven demand supported the currency during bouts of geopolitical and market uncertainty, but those gains were outweighed by renewed U.S. dollar strength and a wide interest-rate differential. The SNB maintained its policy rate at 0% through September and signaled that it remained willing to be active in foreign exchange markets as necessary, limiting the Swiss Franc’s upside. The currency came under additional pressure late in the third quarter as the Fed raised rates to a target range of 4.00%, pushing up U.S. yields and, in turn the U.S. dollar.

The Swiss Franc (CHF/USD) delivered strong gains year-to-date through the third quarter of 2025, supported by ongoing U.S.
dollar weakness and steady demand for safe-haven assets amid heightened global uncertainty. Despite some setbacks from the uncertainty around the impact of tariffs, the Swiss Franc has remained the safe-haven currency of choice. In the first quarter, the Swiss Franc benefited from rising concerns about a U.S. recession and stagflation, which triggered a sharp sell-off in risk assets and pushed investors toward more stable currencies. That momentum carried into the second quarter, as confidence in U.S. markets continued to decline. However, the trend slowed in the third quarter as the greenback rebounded slightly.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Lori Anello, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Lori Anello, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust’s quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Baskets from Authorized Participants. During the three months ended September 30, 2026 the Trust’s redemptions of Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2026 to July 31, 2026	300,000	$108.37
August 1, 2026 to August 31, 2026	150,000	$108.55
September 1, 2026 to September 30, 2026	50,000	$106.32
Total	500,000	$108.22

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco CurrencyShares® Swiss Franc Trust

By:	Invesco Specialized Products, LLC
its Sponsor

Dated: November 5, 2026	By:	/s/ BRIAN HARTIGAN
	Name:	Brian Hartigan
	Title:	Principal Executive Officer

Dated: November 5, 2026	By:	/s/ LORI ANELLO
	Name:	Lori Anello
	Title:	Principal Financial and Accounting Officer,
Investment Pools